Form 10-Q
period 2026-06-30
JBS N.V.
filed 2026-08-10
CIK 1791942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2026 to June 30, 2026
Commission file number 001-42678
_________________________
JBS N.V.
(Exact name of registrant as specified in its charter)
_________________________

Netherlands	98-1861274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stroombaan 16, 5th Floor Amstelveen, Netherlands	1181 VX
(Address of Principal Executive Offices)	(Zip Code)

(3120) 6564700
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common shares, par value €0.01 per share	JBS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act:

Title of Each Class
2.500% Senior Notes due 2027*
3.000% Senior Notes due 2029*
3.750% Senior Notes due 2031*
3.000% Sustainability-Linked Senior Notes due 2032*
3.625% Sustainability-Linked Senior Notes due 2032*
5.750% Senior Notes due 2033*
6.750% Senior Notes due 2034*
5.950% Senior Notes due 2035*
5.500% Senior Notes due 2036*
4.375% Senior Notes due 2052*
6.500% Senior Notes due 2052*
7.250% Senior Notes due 2053*
6.375% Senior Notes due 2055*
6.250% Senior Notes due 2056*
6.375% Senior Notes due 2066*

* The Registrant, JBS USA Foods Group Holdings, Inc. and JBS USA Food Company Holdings are the co-issuers of these notes. JBS USA Foods Group Holdings, Inc. and JBS USA Food Company Holdings are indirect wholly-owned subsidiaries of the Registrant.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of June 30, 2026, there were 776,086,920 Class A common shares, par value of €0.01 per share, and 294,842,267 Class B common shares, par value of €0.10 per share, outstanding.

EXPLANATORY NOTE

JBS N.V., a public limited liability company (naamloze vennootschap) organized under the laws of the Netherlands, qualifies as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act of 1933, as amended, and Rule 3b-4 under the Securities Exchange Act of 1934, as amended. Although, as a foreign private issuer, JBS N.V. is not required to do so, beginning with this quarterly report on Form 10-Q (this “Quarterly Report”), JBS N.V. has voluntarily elected to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers. JBS N.V.’s voluntary filing of this Quarterly Report does not affect its status as a foreign private issuer.
In addition, as a foreign private issuer voluntarily filing this Quarterly Report, JBS N.V. has not prepared, and is not required to prepare, its financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Instead, JBS N.V.’s audited annual consolidated financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”) Accounting Standards, as issued by the International Accounting Standards Board (“IASB”) (“IFRS – Accounting Standards”), and JBS N.V.’s unaudited condensed consolidated interim financial information included elsewhere in this Quarterly Report have been prepared in accordance with IAS 34 – Interim Financial Reporting, as issued by the IASB. IFRS – Accounting Standards differs in certain material respects from U.S. GAAP. JBS N.V.’s financial statements (as defined elsewhere in this Quarterly Report) have not been reconciled to U.S. GAAP, and no reconciliation is provided in this Quarterly Report. Accordingly, JBS N.V.’s reported financial position, results of operations and cash flows may not be comparable to those of U.S. domestic registrants that report under U.S. GAAP, and readers should exercise caution in making any such comparison.

CERTAIN DEFINED TERMS

Except where the context otherwise requires, in this Quarterly Report:
•“JBS N.V.” refers to JBS N.V., a public limited liability company (naamloze vennootschap) incorporated and existing under the laws of the Netherlands.
•“JBS Group,” “JBS,” “we,” “our,” “us,” “our company” or like terms refer to JBS N.V. and its consolidated subsidiaries, unless the context otherwise requires or otherwise indicated.
In addition, in this Quarterly Report, except where otherwise indicated or where the context requires otherwise:
•“Australia” means the Commonwealth of Australia.
•“Brazil” means the Federative Republic of Brazil.
•“Brazilian real,” “Brazilian reais” or “R$” means the Brazilian real, the official currency of Brazil.
•“EUR” or “€” means the Euro, the official currency of the European Economic Area.
•“Exchange Act” means the United States Securities Exchange Act of 1934, as amended.
•“Form 20-F” means our annual report on Form 20-F for the year ended December 31, 2025, as filed with the SEC on March 25, 2026.
•“IASB” means the International Accounting Standards Board.
•“IFRS – Accounting Standards” means International Financial Reporting Standards (IFRS) - Accounting Standards, as issued by the IASB.
•“JBS Australia” means Baybrick Pty Limited, an Australian proprietary limited company. JBS Australia is an indirect wholly-owned subsidiary of JBS N.V.
•“JBS S.A.” refers to JBS S.A., a Brazilian corporation (sociedade anônima). JBS S.A. is an indirect wholly-owned subsidiary of JBS N.V.
•“JBS USA” refers to JBS USA Holding Lux S.à r.l., a private limited liability company (société à responsabilité limitée) under the laws of Luxembourg. JBS USA Holding Lux S.à r.l. is an indirect wholly-owned subsidiary of JBS N.V.
•“JBS USA Food Company Holdings” refers to JBS USA Food Company Holdings, a corporation incorporated under the laws of the State of Delaware. JBS USA Food Company was merged into JBS USA Food Company Holdings on November 20, 2025, with JBS USA Food Company Holdings as the surviving entity. JBS USA Food Company Holdings is an indirect wholly-owned subsidiary of JBS N.V.
•“JBS USA Food Company” refers to JBS USA Food Company, a corporation incorporated under the laws of the State of Delaware, which was merged into JBS USA Food Company Holdings on November 20, 2025, with JBS USA Food Company Holdings as the surviving entity.
• “JBS USA Foods Group Holdings” refers to JBS USA Foods Group Holdings, Inc., a corporation incorporated under the laws of the State of Delaware. JBS USA Foods Group Holdings is an indirect wholly-owned subsidiary of JBS N.V. “Luxembourg” means the Grand Duchy of Luxembourg. “Mexico” means the United Mexican States. “the Netherlands” means the European part of the Kingdom of the Netherlands. “PPC” refers to Pilgrim’s Pride Corporation, a Delaware corporation. JBS N.V. beneficially owns approximately 82% of PPC’s outstanding common stock.
i

•“Seara” means Seara Alimentos Ltda., a Brazilian limited liability company (sociedade limitada). Seara and its subsidiaries produce poultry, pork and processed foods in Brazil. Seara is an indirect wholly-owned subsidiary of JBS N.V.
•“SEC” means the United States Securities and Exchange Commission.
•“Securities Act” means the United States Securities Act of 1933, as amended.
•“U.K.” or “United Kingdom” means the United Kingdom of Great Britain and Northern Ireland.
•“ultimate controlling shareholders” means Messrs. Joesley Mendonça Batista and Wesley Mendonça Batista.
•“U.S.” or “United States” means the United States of America.
•“U.S. dollars,” “US$” or “$” means U.S. dollars, the official currency of the United States.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report includes statements reflecting assumptions, expectations, intentions or beliefs about future events that are intended as “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. All statements included in this Quarterly Report, other than statements of historical fact, that address activities, events or developments that we or our management expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment on the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “plan,” “may,” “will,” “should,” “could,” “expect” and other words of similar meaning. In particular, these include, but are not limited to, statements of our current views and estimates of future economic circumstances, industry conditions in domestic and international markets and our performance and financial results.
Among the factors that may cause actual results and events to differ from the anticipated results and expectations expressed in such forward-looking statements are the following:
•the risk of outbreak of animal diseases, more stringent trade barriers in key export markets and increased regulation of food safety and security;
•product contamination or recall concerns;
•fluctuations in the prices of live cattle, hogs, chicken, corn and soymeal;
•fluctuations in the selling prices of beef, pork and chicken products;
•developments in, or changes to, the laws, regulations and governmental policies governing our business and products or failure to comply with them, including environmental and sanitary liabilities;
•currency exchange rate fluctuations, trade barriers, exchange controls, political risk and other risks associated with export and foreign operations;
•changes in international trade regulations;
•our strategic direction and future operation;
•deterioration of economic conditions globally and more specifically in the principal markets in which we operate;
•our ability to implement our business plan, including our ability to arrange financing when required and on reasonable terms and the implementation of our financing strategy and capital expenditure plan;
•the successful integration or implementation of mergers and acquisitions, joint ventures, strategic alliances or divestiture plans;
•the competitive nature of the industry in which we operate and the consolidation of our customers;
•customer demands and preferences;
•our level of indebtedness;
•adverse weather conditions in our areas of operations;
•continued access to a stable workforce and favorable labor relations with employees;
•our dependence on key members of our management;
•the interests of our ultimate controlling shareholders;

•reputational risk in connection with U.S. and Brazilian civil and criminal actions and investigations involving our ultimate controlling shareholders, and the outcome of these actions;
•economic instability in Brazil and a resulting reduction in market confidence in the Brazilian economy;
•political crises in Brazil;
•the declaration or payment of dividends or interest attributable to shareholders’ equity;
•the ongoing war between Russia and Ukraine and the ongoing conflict involving Israel, the United States and Iran in the Middle East, including higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains as a result of disruptions caused by these conflicts;
•unfavorable outcomes in legal and regulatory proceedings and government investigations that we are, or may become, a party to;
•other risks described discussed under the heading “Item 3. Key Information—D. Risk Factors” in our Form 20-F and other issues discussed herein;
•other factors or trends affecting our financial condition, liquidity or results of operations; and
•other statements contained in this Quarterly Report regarding matters that are not historical facts.
In addition, there may be other factors and uncertainties, many of which are beyond our control, that could cause our actual results and events to be materially different from the results referenced in the forward-looking statements. Many of these factors will be important in determining our actual future results. Consequently, any or all of our forward-looking statements may turn out to be inaccurate.
We caution investors not to place undue reliance on any forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
All forward-looking statements contained in this Quarterly Report are qualified in their entirety by this cautionary statement.

Part I - Financial Information
Item 1. Financial Statements

Statements of financial position
In thousands of United States dollar - US$

	Note	(Unaudited) June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	3,469,120	4,565,136
Margin cash	3	168,301	159,562
Trade accounts receivable	4	3,555,443	4,231,924
Dividends receivable		—	1,465
Inventories	5	6,996,200	6,107,165
Biological assets	6	1,810,275	1,826,766
Recoverable taxes	7	1,088,854	957,211
Derivative assets	25	118,170	155,602
Other current assets		550,408	433,372
TOTAL CURRENT ASSETS		17,756,771	18,438,203

NON-CURRENT ASSETS
Long-term investments	3	50,949	45,780
Recoverable taxes	7	2,085,715	1,874,572
Biological assets	6	660,066	611,799
Related party receivables	8	32,709	41,231
Deferred income taxes	9	656,067	547,014
Other non-current assets		563,888	488,803
Investments in equity-accounted investees	10	225,663	171,612
Property, plant and equipment	11	14,415,997	13,645,658
Right of use assets	12.1	1,621,847	1,613,647
Intangible assets	13	1,784,787	1,825,592
Goodwill	14	5,983,917	5,852,575

TOTAL NON-CURRENT ASSETS		28,081,605	26,718,283

TOTAL ASSETS		45,838,376	45,156,486
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Statements of financial position
In thousands of United States dollar - US$

	Note	(Unaudited) June 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	15	5,851,662	6,198,100
Supply chain finance	15	1,195,548	1,134,459
Loans and financing	16	1,334,897	833,085
Income taxes	17	122,923	288,030
Other taxes payable	17	187,613	152,959
Payroll and social charges	18	1,378,331	1,560,159
Lease liabilities	12.2	368,699	354,887
Dividends payable		117	—
Provisions for legal proceedings	19	220,431	159,217
Derivative liabilities	25	116,808	156,405
Other current liabilities		805,586	704,509
TOTAL CURRENT LIABILITIES		11,582,615	11,541,810

NON-CURRENT LIABILITIES
Loans and financing	16	21,315,792	20,257,483
Income and other taxes payable	17	424,436	407,727
Payroll and social charges	18	337,805	288,065
Lease liabilities	12.2	1,425,518	1,412,398
Deferred income taxes	9	1,175,082	1,169,300
Provisions for legal proceedings	19	223,544	209,358
Related party payables	8	142,536	190,998
Derivative liabilities	25	101,901	114,376
Other non-current liabilities		50,086	42,180
TOTAL NON-CURRENT LIABILITIES		25,196,700	24,091,885

EQUITY	20
Share capital - common shares		41,560	35,114
Reserves		8,064,257	6,582,694
Undistributed results		118,485	2,085,772
Attributable to company shareholders		8,224,302	8,703,580
Attributable to non-controlling interest		834,759	819,211
TOTAL EQUITY		9,059,061	9,522,791
TOTAL LIABILITIES AND EQUITY		45,838,376	45,156,486
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Statements of income for the six-month period ended June 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

		Six-month period ended June 30,
	Note	2026	2025

NET REVENUE	21	45,508,205	40,524,176
Cost of sales	24	(40,595,716)	(35,067,104)
GROSS PROFIT		4,912,489	5,457,072

Selling expenses	24	(2,713,527)	(2,394,637)
General and administrative expenses	24	(1,143,749)	(1,078,711)
Other income	24.1	69,811	48,070
Other expenses	24.1	(43,428)	(43,799)
NET OPERATING EXPENSES		(3,830,893)	(3,469,077)

OPERATING PROFIT		1,081,596	1,987,995

Finance income	22	307,828	305,097
Finance expense	22	(1,317,609)	(873,047)
NET FINANCE EXPENSE		(1,009,781)	(567,950)

Share of profit of equity-accounted investees, net of tax	10	14,794	10,556

PROFIT BEFORE TAXES		86,609	1,430,601

Current income taxes	9	(51,871)	(390,457)
Deferred income taxes	9	110,677	110,504
TOTAL INCOME TAXES		58,806	(279,953)
NET INCOME		145,415	1,150,648

ATTRIBUTABLE TO:
Company shareholders		118,485	1,028,303
Non-controlling interest		26,930	122,345
		145,415	1,150,648

Basic earnings per share - common shares (US$)		0.11	0.93
Diluted earnings per share - common shares (US$)		0.11	0.93
The accompanying notes are an integral part of these condensed interim financial statements.

Statements of income for the three-month period ended June 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

		Three-month period ended June 30,
	Note	2026	2025

NET REVENUE	21	23,899,580	20,997,656
Cost of sales	24	(21,311,679)	(18,165,135)
GROSS PROFIT		2,587,901	2,832,521

Selling expenses	24	(1,410,981)	(1,207,040)
General and administrative expenses	24	(588,125)	(522,284)
Other income	24.1	28,127	17,725
Other expenses	24.1	(19,813)	(15,842)
NET OPERATING EXPENSES		(1,990,792)	(1,727,441)

OPERATING PROFIT		597,109	1,105,080

Finance income	22	135,651	69,437
Finance expense	22	(831,223)	(445,841)
NET FINANCE EXPENSE		(695,572)	(376,404)

Share of profit of equity-accounted investees, net of tax	10	(123,621)	7,821

PROFIT (LOSS) BEFORE TAXES		(222,084)	736,497

Current income taxes	9	(18,101)	(165,666)
Deferred income taxes	9	144,010	23,483
TOTAL INCOME TAXES		125,909	(142,183)
NET INCOME (LOSS)		(96,175)	594,314

ATTRIBUTABLE TO:
Company shareholders		(102,109)	528,079
Non-controlling interest		5,934	66,235
		(96,175)	594,314

Basic earnings (loss) per share - common shares (US$)		(0.10)	0.48
Diluted earnings (loss) per share - common shares (US$)		(0.09)	0.48
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Statements of comprehensive income for the six-month period ended June 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

	Six-month period ended June 30,
	2026	2025

Net income	145,415	1,150,648

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain on foreign currency translation adjustments	329,929	967,248
Gain (loss) on cash flow hedge	2,007	(38)
Deferred income tax on gain (loss) on cash flow hedge	815	(53)
Other fair value adjustments through other comprehensive income	—	(35)
Items that will not be subsequently reclassified to statement of income:
Gain (loss) associated with pension and other postretirement benefit obligations	(1,013)	406
Income tax on gain associated with pension and other postretirement benefit obligations	317	53
Total other comprehensive income	332,055	967,581

Comprehensive Income	477,470	2,118,229

Total comprehensive income (loss) attributable to:
Company shareholders	461,019	2,140,345
Non-controlling interest	16,451	(22,116)
	477,470	2,118,229
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Statements of comprehensive income for the three-month period ended June 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

	Three-month period ended June 30,
	2026	2025

Net income (loss)	(96,175)	594,314

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain on foreign currency translation adjustments	19,571	389,569
Gain (loss) on cash flow hedge	1,698	(414)
Deferred income tax on gain on cash flow hedge	433	41
Other fair value adjustments through other comprehensive income	—	(10)
Items that will not be subsequently reclassified to statement of income:
Loss associated with pension and other postretirement benefit obligations	(36)	900
Income tax on gain (loss) associated with pension and other postretirement benefit obligations	61	69
Total other comprehensive income	21,727	390,155

Comprehensive Income (loss)	(74,448)	984,469

Total comprehensive income (loss) attributable to:
Company shareholders	(81,503)	939,430
Non-controlling interest	7,055	45,039
	(74,448)	984,469
The accompanying notes are an integral part of these condensed interim financial statements.

Statements of changes in equity for the six-month period ended June 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

	Share capital	Share premium	Premium on issue of shares	Capital transactions	Stock options	Other reserves	Reserve for own shares	Legal	Investments statutory	Tax-incentive reserve	Other comprehensive income	Cumulative Translation Adjustment	Undistributed results	Total	Non-controlling interest	Total equity
BALANCE ON JANUARY 1, 2025	13,177,841	—	36,321	(227,052)	10,145	(37,470)	—	691,999	2,070,113	1,449,832	67,583	(10,144,847)	—	7,094,465	1,039,899	8,134,364
Net income	—	—	—	—	—	—	—	—	—	—	—	—	500,224	500,224	56,110	556,334
Gain (loss) on foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	574,457	—	574,457	(123,164)	451,293
Gain on net investment in foreign operations	—	—	—	—	—	—	—	—	—	—	—	126,386	—	126,386	—	126,386
Gain on cash flow hedge, net of tax	—	—	—	—	—	—	—	—	—	—	282	—	—	282	—	282
Loss associated with pension and other post-retirement benefit obligations, net of tax	—	—	—	—	—	—	—	—	—	—	(409)	—	—	(409)	(101)	(510)
Other fair value adjustments through other comprehensive income	—	—	—	—	—	—	—	—	—	—	(25)	—	—	(25)	—	(25)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	(152)	700,843	500,224	1,200,915	(67,155)	1,133,760
Share-based compensation	—	—	—	5,782	—	—	—	—	—	—	—	—	—	5,782	1,219	7,001
Realization of other reserves	—	—	—	—	—	(374)	—	—	—	—	—	—	373	(1)	—	(1)
Distribution of interim dividends	—	—	—	—	—	—	—	—	(759,018)	—	—	—	—	(759,018)	—	(759,018)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(260,331)	(260,331)
Others	—	—	—	—	—	—	—	—	—	—	—	—	—	—	285	285
JBS S.A. - Corporate Restructuring Implemented on May 23rd	(13,142,337)	1,899,391	(36,321)	216,947	(10,145)	37,844	(6,544)	(691,999)	(1,311,095)	(1,449,832)	159	8,947,969	61,066	(5,484,897)	67,255	(5,417,642)
JBS N.V.
Net income	—	—	—	—	—	—	—	—	—	—	—	—	528,079	528,079	66,235	594,314
Loss on cash flow hedge, net of tax	—	—	—	—	—	—	—	—	—	—	(373)	—	—	(373)	—	(373)
Gain associated with pension and other post-retirement benefit obligations, net of tax	—	—	—	—	—	—	—	—	—	—	969	—	—	969	—	969
Foreign exchange variation in subsidiaries	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,186)	(21,186)

Cumulative translation adjustment and foreign exchange variation in subsidiaries	—	—	—	—	—	—	—	—	—	—	—	410,755	—	410,755	—	410,755
Other fair value adjustments through other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10)	(10)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	596	410,755	528,079	939,430	45,039	984,469
Cancellation of shares	(390)	390	—	—	—	—	—	—	—	—	—		—	—	—	—
Common share contribution	—	1,808,187	—	—	—	—	—	—	—	—	—	—	—	1,808,187	—	1,808,187
Incorporation of shares	—	3,995,860	—	—	—	—	—	—	—	—	—	—	—	3,995,860	—	3,995,860
Repurchase of shares	—	192	—	—	—	—	(192)	—	—	—	—	—	—	—	—	—
Share premium distribution	—	(387,004)	—	—	—	—	—	—	—	—	—	—	—	(387,004)	—	(387,004)
Listing costs	—	—	—	6,119	—	—	—	—	—	—	—	—	—	6,119	—	6,119
Reflexive capital transaction	—	—	—	282	—	—		—	—	—	—	—	—	282	1,222	1,504
Transfer of treasury shares	—	(6,156)	—	—	—	—	6,156	—	—	—	—	—	—	—	—	—
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,386)	(1,386)
Others	—	—	—	—	—	—	—	—	—	—	—	—	—	—	226	226
BALANCE ON JUNE 30, 2025	35,114	7,310,860	—	2,078	—	—	(580)	—	—	—	68,186	(85,280)	1,089,742	8,420,120	826,273	9,246,393

Statements of changes in equity for the six-month period ended June 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

	Share capital	Share premium	Capital transactions	Reserve for own shares	Other reserves	Other comprehensive income	Cumulative translation adjustment	Undistributed results	Total		Non-controlling interest	Total equity
BALANCE ON JANUARY 1, 2026	35,114	7,310,818	(68,076)	(598,423)	—	63,472	(125,097)	2,085,772	8,703,580		819,211	9,522,791
Net income	—	—	—	—	—	—	—	118,485	118,485		26,930	145,415
Gain on cash flow hedge, net of tax	—	—	—	—	—	2,745	—	—	2,745		77	2,822
Loss associated with pension and other postretirement benefit obligations, net of tax	—	—	—	—	—	(524)	—	—	(524)		(172)	(696)
Gain (loss) on foreign currency translation adjustments	—	—	—	—	—	(250)	340,563	—	340,313		(10,384)	329,929
Total comprehensive income	—	—	—	—	—	1,971	340,563	118,485	461,019	—	16,451	477,470
Allocation of results to Investments Statutory	—	—	—	—	2,085,772	—	—	(2,085,772)	—		—	—
Capital increase - JBS Participações	6,446	(6,446)	—	—	—	—	—	—	—		—	—
Disposal of treasury shares	—	—	—	1,234	—	—	—	—	1,234		—	1,234
Share-based payments	—	—	28,349	52,261	—	—	—	—	80,610		2,016	82,626
Dividends declared	—	—	—	—	(1,070,877)	—	—	—	(1,070,877)		—	(1,070,877)
Capital transaction	—	—	51,504	—	—	—	—	—	51,504		—	51,504
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—		(2,919)	(2,919)
Others	—	—	(2,768)	—	—	—	—	—	(2,768)		—	(2,768)
BALANCE ON JUNE 30, 2026	41,560	7,304,372	9,009	(544,928)	1,014,895	65,443	215,466	118,485	8,224,302		834,759	9,059,061

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Statements of cash flow for the six-month period ended June 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

		Six-month period ended June 30,
	Notes	2026	2025
Cash flows from operating activities
Net income		145,415	1,150,648
Adjustments for:
Depreciation and amortization	6, 11, 12 and 13	1,256,587	1,100,838
Expected credit losses	4	4,959	13,258
Share of loss of equity-accounted investees	10	(14,794)	(10,556)
Gain on sales of assets		(13,261)	(8,880)
Tax expense	9	(58,806)	279,954
Net finance expense	22	1,009,781	567,950
Share-based compensation		25,762	14,116
Provisions for legal proceedings		72,988	15,565
Impairment of property, plant and equipment		22,624	13,613
Net realizable value inventory adjustments	5	31,995	20,419
DOJ (Department of Justice) and antitrust agreements	24	157,375	133,638
Fair value adjustment of biological assets	6	71,538	(86,487)
Provision for avian influenza		—	5,612
		2,712,163	3,209,688
Changes in assets and liabilities:
Trade accounts receivable		683,555	160,085
Inventories		(824,622)	(955,245)
Recoverable taxes		(19,460)	93,786
Other current and non-current assets		(88,222)	(362,166)
Biological assets		(415,776)	(398,066)
Trade accounts payable and supply chain finance		(437,706)	(575,413)
Taxes paid in installments		(23,039)	(51,896)
Other current and non-current liabilities		(294,141)	179,416
DOJ and Antitrust agreements payment/reimbursement		(98,767)	(261,212)
Income taxes paid		(400,299)	(550,897)
Changes in operating assets and liabilities		(1,918,477)	(2,721,608)

Cash from operating activities		793,686	488,080

Interest paid		(810,814)	(604,927)
Interest received		79,886	73,699

Net cash flows used in operating activities		62,758	(43,148)

Cash flow from investing activities
Purchases of property, plant and equipment		(1,178,902)	(714,122)
Dividends received		229	4,124
Purchase and disposals of intangible assets		(7,194)	(2,554)
Additions (disposals) to investments in joint ventures		26,352	(165,271)
Related party transactions		(16,750)	4,650
Proceeds from sale of property, plant and equipment		48,109	35,615
Cash used in investing activities		(1,128,156)	(837,558)

Cash flow from financing activities

Proceeds from loans and financings	3,865,514	4,494,204
Payments of loans and financings	(2,700,661)	(4,676,359)
Derivatives instruments received (settled)	(6,483)	(52,863)
Margin cash	(35,429)	(44,400)
Dividends paid	(1,039,099)	(1,573,855)
Dividends paid to non-controlling interest	(2,920)	(266,417)
Disposal of treasury shares	1,234	—
Payments of leasing contracts	(220,810)	(215,060)
Others	(2,768)	—
Cash used in financing activities	(141,422)	(2,334,750)

Effect of exchange rate changes on cash and cash equivalents	110,804	120,535
Net change in cash and cash equivalents	(1,096,016)	(3,094,921)
Cash and cash equivalents beginning of period	4,565,136	5,613,672
Cash and cash equivalents at the end of period	3,469,120	2,518,751
Non-cash transactions:

		Six-month period ended June 30,
	Notes	2026	2025
Non-cash additions to right of use assets and lease liabilities	12	206,473	153,798
Capitalized interests	11	24,046	17,374
Closing of the bargaining gain calculation		(51,504)
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

1 Background Information
1.1Reporting entity
JBS N.V. (“JBS N.V.” or the “Company”) is a corporation incorporated under the laws of the Netherlands, domiciled in Amsterdam, and the holding entity of the JBS Group. The Company also holds an interest in the Mantiqueira Group, an associate. JBS N.V. and its subsidiaries (the “Group”) operate globally, mainly in the animal protein, prepared foods and related products sectors, while the Mantiqueira Group operates in the production and sale of eggs and related products. The Company is registered as a Foreign Private Issuer with the United States Securities and Exchange Commission (SEC) and as a foreign issuer with the Brazilian Securities and Exchange Commission (CVM), with its Class A common shares listed on the New York Stock Exchange (NYSE) under the ticker symbol “JBS” and its Level II Brazilian Depositary Receipts (BDRs) traded on B3 under the code “JBSS32”. These unaudited condensed consolidated interim financial statements comprise JBS N.V. and its subsidiaries as of June 30, 2026 and for the three and six-month period ended June 30, 2026 and 2025, and were authorized by the Board of Directors on August 10, 2026.
1.2Main events that occurred during the period:
1.2.1Payment of dividends: On March 25, 2026, the Board of Directors of JBS N.V. approved the payment of a cash dividend of US$1.00 per share, payable to shareholders of record as of the close of trading on May 18, 2026. The dividend was paid on June 17, 2026.
1.2.2Transition to filing SEC Reports as a U.S domestic company: On May 12, 2026, JBS N.V. announced its voluntary transition to file regulatory reports with the U.S. Securities and Exchange Commission (SEC) as a U.S. domestic issuer. This change becomes effective with the Form 10-Q for the period ending June 30, 2026. As a "large accelerated filer," the Company will be subject to accelerated disclosure deadlines, specifically 40 days for quarterly reports (Form 10-Q) and 60 days for annual reports (Form 10-K).
1.2.3Agribusiness Receivables Certificates (CRA): On June 25, 2026, the indirect subsidiary Seara Aliments Ltda., priced and filed with the Brazilian Securities Commission (CVM) an application to register an offering of four series of Agribusiness Receivables Certificates (CRA), guaranteed by JBS S.A. and JBS N.V., with scheduled maturities in 2031, 2031, 2036 and 2046, in an aggregate principal amount of US$102.4 millions. The settlement of the offering occurred on June 30, 2026. The net proceeds from the issuance will be primarily used for the acquisition of raw materials, notably in natura corn, in the ordinary course of business of the Company.
1.2.4Geopolitical tensions in the Middle East: During the quarter ended June 30, 2026, the escalation of geopolitical tensions in the Middle East increased macroeconomic uncertainty and volatility in energy and commodity markets, affecting the Group’s cost structure, primarily in relation to supplies, including packaging materials, transportation and freight, as well as higher costs associated with maritime transportation and the use of alternative routes. During the period, the Group incurred additional costs related to these effects. Management continues to monitor developments in this environment, including potential changes in transportation routes and possible trade restrictions, as well as their potential impacts on the Group’s operations and cost structure.
1.2.5Early Extinguishment of Debt: During the six-month period ended June 30, 2026, as part of its liability management initiatives, the Group completed the early settlement of certain debt instruments. In this context, agreements related to Agribusiness Receivables Certificates (CRA), originally maturing in 2027, 2032, and 2037, as well as Senior Notes originally maturing in 2033 and 2034, were settled before their respective maturity dates. These transactions resulted in the recognition of financial expenses of US$171.6 million, comprising: (i) the write-off of previously capitalized issuance costs that would have been recognized in profit or loss over the original terms of the debt instruments, amounting to US$36.6 million; (ii) premiums paid in connection with the early redemption of the Senior Notes, amounting to US$133.6 million; and (iii) costs incurred in connection with the tender offers, amounting to US$1.4 million.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
1.3Subsequent events
1.3.1Transfer of CRA debt obligations: On July 21, 2026, the indirect subsidiaries JBS S.A. and Seara Alimentos Ltda. approved the necessary measures to transfer to Seara the obligations arising from the 9th, 10th, and 11th issuances of debentures of JBS S.A., which are linked to the 122nd, 176th, and 204th issuances of Agribusiness Receivables Certificates (CRA), respectively. The Company is awaiting confirmation of the date for the special meeting of CRA holders to approve the Transaction. Upon fulfillment of the conditions and receipt of the approvals provided for in the transaction documents, Seara will become the principal debtor of the aforementioned obligations, while JBS S.A. will remain as a guarantor through a corporate guarantee. Additionally, JBS N.V. will also become a guarantor, subject to approval by the CRA holders.
1.3.2Infrastructure debentures: On July 16, 2026, the indirect subsidiaries JBS S.A. filed with the Brazilian Securities and Exchange Commission (“CVM”) a request for the automatic registration of a public offering of 400,000 simple, non-convertible debentures, guaranteed by JBS N.V., in a single series, corresponding to JBS S.A.’s 12th debenture issuance. The debentures have a unit face value of approximately US$193, totaling approximately US$77.3 million, and are intended exclusively for professional investors. The total net proceeds will be used to reimburse costs already incurred and to fund future investments related to the Campo Verde, Lins, Mafra and JBS Terminais projects.
1.3.3Joint Venture with PT Danantara Investment Management: On August 7, 2026, the indirect subsidiary JBS USA Holding Lux S.à r.l., entered into an agreement with PT Danantara Investment Management (“DIM”), the investment arm of Indonesia’s sovereign wealth fund, to form a joint venture. As part of the transaction, the Group’s Australia and New Zealand businesses will be transferred to a Dutch holding company, in which DIM will hold a 25% interest through a US$2.5 billion investment. Of this amount, US$800 million will be invested at the completion of the transaction, with the remaining amount to be invested within the following three years. The joint venture will pursue investment opportunities in the protein production sector in Indonesia, other Southeast Asian markets, Australia and New Zealand. Completion of the transaction is subject to the satisfaction of certain conditions.
1.3.4JBS N.V. Planned Leadership Transition: On August 10, 2026, JBS N.V. announced that Wesley Batista Filho will become Global CEO of the Company, effective January 2027. The appointment is part of a planned leadership transition and reflects the Company's commitment to thoughtful succession planning. Batista Filho began his career at JBS 15 years ago and has held leadership roles across the Company's global operations, including as CEO of JBS Brazil, President of Seara and, since 2023, CEO of JBS USA. Gilberto Tomazoni will step down after 14 distinguished years with the Company, including eight years as Global CEO. Having led JBS through one of the most transformative periods in its history, Tomazoni will oversee the leadership transition over the next five months before assuming the role of Vice Chairman of the Board and Senior Advisor. He will also continue to serve as Chairman of the Board of Pilgrim’s Pride Corporation (PPC) and will become Chairman of the J&F Institute, an institution dedicated to developing the next generation of business leaders.
1.4Brazilian Tax Reform
There were no significant updates during the six-month period ended June 30, 2026 in relation to the Brazilian Tax Reform matters disclosed in the Group’s annual consolidated financial statements as of December 31, 2025.
1.5Seasonality
The demand for chicken is relatively stable throughout the year in the United States, Europe and Brazil, but there are seasonal variations in the sales volume of certain products at specific times of the year, such as: Christmas, New Year, and Easter. Demand in the United States beef industry is highest in the second and third quarters, due to favorable weather conditions for outdoor activities. In Australia, the beef industry faces a drop in slaughters in the fourth quarter, as the rainy season affects the availability and transport of cattle. In Brazil, beef sales do not fluctuate significantly during the year. The pork industry in the United States and Australia has peaks in demand in the first and fourth quarters, due to the supply of

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
pork and the holidays, which stimulate the consumption of certain pork products, with no significant fluctuation in pork numbers in other locations.
2 Basis of preparation and presentation of financial statements
The unaudited condensed consolidated interim financial information as of June 30, 2026 and 2025 have been prepared in accordance with IAS 34 Interim Financial Reporting, as issued by International Accounting Standards Board (IASB), and should be read in conjunction with the Group´s last annual consolidated financial statements as of and for the year ended December 31, 2025 (“last annual financial statements”). They do not include all the information required for a complete set of financial statements prepared in accordance with IFRS Accounting Standards. However, selected explanatory notes are included to describe events and transactions that are significant to an understanding of the changes in the Group´s financial position and performance since the last annual financial statements.
In preparing these interim financial statements, management has made judgments and estimates about the future that affect the application of the Group's accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates.
The significant judgments made by management in applying the Group’s accounting policies and the key sources of estimation uncertainty were the same as those described in the last annual financial statements.
2.1New standards, amendments and interpretations
a.Standards, amendments and interpretations recently issued and adopted by the Group
IFRS 9 and IFRS 7 – Classification, Measurement and Disclosure of Financial Instruments.
Effective January 1, 2026, amendments to IFRS 9 – Financial Instruments and IFRS 7 – Financial Instruments: Disclosures became applicable, clarifying certain requirements related to the recognition, derecognition, classification and disclosure of financial instruments, including financial assets with contingent features and contracts referencing nature-dependent electricity.
The Group is assessing the impacts of adopting these amendments and, to date, no material impacts have been identified on its unaudited condensed consolidated interim financial statements, other than potential enhancements to the required disclosures.
b.New standards, amendments and interpretations that are not yet effective
IFRS 18 - Presentation and Disclosure of Financial Statements.
As disclosed in the Group’s annual consolidated financial statements as of December 31, 2025, IFRS 18 – Presentation and Disclosure of Financial Statements will replace IAS 1 – Presentation of Financial Statements and will be effective for annual reporting periods beginning on or after January 1, 2027.
The Group has started its implementation project and is assessing the expected impacts of IFRS 18 on its consolidated financial statements. Based on the assessment performed to date, IFRS 18 is not expected to affect the recognition or measurement of assets, liabilities, income or expenses. However, the standard is expected to affect the presentation and disclosure of financial information, particularly the structure of the statement of profit or loss, the classification of income and expenses into the new categories, the presentation of newly defined subtotals and the disclosure of management performance measures, when applicable.
The Group will continue to assess the impacts of the new standard and will update its disclosures as the implementation project progresses and the impacts become known or can be reasonably estimated.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
3 Cash and cash equivalents, margin cash and long-term investments

Cash and cash equivalents	June 30, 2026	December 31, 2025
Cash on hand and at banks	1,259,842	2,557,740
CDB (bank certificates of deposit) / Overnight investments	2,146,796	1,937,761
National Treasury Bill (Tesouro Selic)	62,482	69,635
	3,469,120	4,565,136

Margin cash
CME (Chicago Mercantile Exchange) Margin investments	75,297	105,993
Investments in Treasury Bills	93,004	53,569
	168,301	159,562

Long-term investments
Investment funds	50,949	45,780
	50,949	45,780

Total	3,688,370	4,770,478
4 Trade accounts receivable

	June 30, 2026	December 31, 2025
Current receivables	2,886,083	3,560,949
Overdue receivables:
From 1 to 30 days	516,314	577,982
From 31 to 60 days	67,776	45,695
From 61 to 90 days	27,946	19,669
Above 90 days	137,534	104,315
Expected credit losses	(80,210)	(76,686)
Trade accounts receivable, net	3,555,443	4,231,924
The Group maintains agreements with Banco Original (a related party, see Note 8) and other financial institutions for the sale of receivables arising from domestic and export sales. Such transactions are executed on a non-recourse basis, involving the substantial transfer of risks and rewards to the financial institutions.
Changes in expected credit losses:

	June 30, 2026	June 30, 2025
Balance at the beginning of the period	(76,686)	(89,060)
Additions	(4,959)	(13,258)
Write-offs/Reversals	956	8,262
Exchange rate variation	479	(7,720)
Balance at the end of the period	(80,210)	(101,776)

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
5 Inventories

	June 30, 2026	December 31, 2025
Finished products	4,674,417	3,859,259
Work in process	586,386	546,473
Raw materials	1,019,037	1,015,266
Supplies	716,360	686,167
	6,996,200	6,107,165
During the six-month period ended June 30, 2026 and 2025, the Company recognized adjustments to the net realizable value of inventories, with additions and write-offs recorded in cost of goods sold, in the amounts of US$(31,995) and US$(21,762), respectively.

6 Biological assets
Changes in biological assets:

	Current		Non-current
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance at the beginning of the period	1,826,766	1,608,223	611,799	518,234
Increase by reproduction (born) and cost absorption including death	5,812,732	5,129,844	810,206	714,114
Reduction for slaughter, sale or consumption	(6,555,935)	(5,790,340)	(40,320)	(31,615)
Purchases	232,908	249,404	156,187	126,659
Fair value adjustments	(71,538)	86,470	—	(17)
Reclassification from non-current to current	523,551	462,293	(523,551)	(462,293)
Exchange rate variation	41,791	88,292	11,956	27,788
Amortization	—	—	(366,211)	(309,105)
Balance at the end of the period	1,810,275	1,834,186	660,066	583,765
7 Recoverable taxes

	June 30, 2026	December 31, 2025
Value-added tax on sales and services - ICMS/IVA/VAT/GST	778,833	732,866
Social contribution on billings - PIS and COFINS	395,452	380,218
Withholding income tax - IRRF/IRPJ	1,964,487	1,683,298
Excise tax - IPI	18,644	16,950
Reintegra	5,516	5,180
Other	11,637	13,271
	3,174,569	2,831,783
Current	1,088,854	957,211
Non-current	2,085,715	1,874,572
	3,174,569	2,831,783
8 Related party transactions
The main balances and transactions between related parties are presented and described below. Amounts charged include borrowing costs, interest and management fees, when applicable.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
Related party (payables) and receivables

		Balance sheet position		Statements of income effect
	Reimbursement of administrative and funding cost	June 30, 2026	December 31, 2025	June 30, 2026	June 30, 2025
Laguz I Fundo de Investimento (1)	Selic	(137,551)	(147,123)	(10,179)	—
J&F (2)	IPCA	(4,985)	(43,876)	(6,410)	2,734
Flora Produtos de Higiene e Limpeza S.A.	CDI	32,709	41,231	2,013	—
		(109,827)	(149,768)	(14,576)	2,734
(1)In May 2025, the indirect subsidiary JBS S.A. acquired tax credit rights from the related party Laguz I Fundo de Investimento through an agreement providing for 23 installments, with final maturity in April 2028. These tax credits originate from a judicial claim related to the export credit premium incentive. The case has already been definitively settled in favor of the taxpayer, and is currently in the final stage of assessment and confirmation of the credit balance. The credit rights were acquired at an approximate discount of 35%, and the credits will be used to offset JBS S.A.'s tax obligations once the case is finalized and the use of the credits is authorized by the relevant regulatory authorities. The credits have been recorded under “Other non-current assets” in the financial statements.
(2)The net balance payable to J&F S.A. refers to: (i) US$87,468 receivable, arising from the settlement agreement entered into between JBS S.A., J&F S.A., and certain former executives of the Company, which resulted in the definitive termination of the dispute addressed in arbitration proceeding, under which J&F S.A. committed to settle the amount in accordance with the terms and conditions set forth in the agreement; and (ii) US$92,453 payable, related to the purchase of the Araputanga Plant, to be settled in 11 installments, with final maturity in May 2027.
Other financial transactions with related parties
The Group entered into an agreement with Banco Original, under which Banco Original acquires receivables held against certain domestic and international customers. The assignments are negotiated without recourse, through the definitive transfer of risks and benefits of the receivables to Banco Original. On June 30, 2026, the Group had US$921,096 (US$764,183 as of December 31, 2025) in assigned receivables. For the six-month period ended June 30, 2026, the Group recorded financial costs related to this operation in the amount of US$67,815 (US$50,224 for the six-month period ended June 30, 2025), which were recorded in the financial statements as financial expenses.
On June 30, 2026, the indirect subsidiary JBS S.A. and some of its subsidiaries held balances with Banco Original totaling US$1,382,127 (US$454,781 on December 31, 2025), recorded under cash and cash equivalents. Financial investments, including CDBs (Bank Deposit Certificates) and similar instruments, yield returns equivalent to the CDI (Interbank Deposit Certificate) according to the specified term and investment amount. For the six-month period ended June 30, 2026, interest earned from these investments amounted to US$17,260 (US$14,358 for the six-month period ended June 30, 2025), recorded in the financial statements as financial income.
The indirect subsidiary JBS S.A. has cattle purchase commitments for future delivery with certain suppliers, including the related party JBJ Agropecuária (“JBJ”), ensuring the acquisition of cattle at a fixed or adjustable price, without any cash effect on the Company until these commitments mature. Under this forward delivery contract, JBJ has already advanced financing through banks in a reverse factoring arrangement. On June 30, 2026 the balance of this transaction was US$185,102 (US$115,804 on December 31, 2025).
The Company maintains recurring commercial relationships with Flora Produtos de Higiene e Limpeza S.A., involving commitments for the sale of raw materials, with tallow being the principal commodity sold. Transactions are conducted on arm’s-length terms and are individually formalized through purchase orders.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
The indirect subsidiary JBS S.A. also engages in bovine by-product purchasing operations for rendering activities with Prima Foods S.A.
No expense for expected credit losses relating to related-party transactions were recorded during the period.
Remuneration of key management
Key management personnel consist of the members of the Board of Directors and the Company's executive officers. Members of the Board of Directors are appointed by contract and have a formal relationship with the Company, but are not entitled to typical corporate benefits associated with an employment relationship. The Company’s executive officers maintain an employment relationship through labor contracts entered into in accordance with the applicable legislation in each country.
The aggregate amount of compensation received by the Company’s key management during the six-month period ended June 30, 2026 and 2025 was:

	2026	2025
Salaries and wages	2,787	4,079
Variable cash and stock-based compensation	16,959	20,095
	19,746	24,174
9 Income taxes
a.Composition of deferred tax income and social contribution

	June 30, 2026	December 31, 2025
Deferred income tax assets	656,067	547,014
Deferred income tax liabilities	(1,175,082)	(1,169,300)
	(519,015)	(622,286)

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Balance at January 1, 2026	Income statement	Exchange variation	Other adjustments (1)	Balance at June 30, 2026
Tax loss and negative social contribution base	684,003	104,698	29,152	(4,109)	813,744
Expected credit losses on trade accounts receivable	40,098	(11,631)	984	—	29,451
Provision for contingences	81,251	(5,028)	4,334	—	80,557
Fair value adjustment	(171,114)	62,627	(4,018)	—	(112,505)
Tax credits - Foreign subsidiaries	4,062	87	(31)	—	4,118
Share-based payment	—	(329)	329	—	—
Provision for work accident insurance - Foreign subsidiaries	12,805	3,330	—	—	16,135
Pension plan - Foreign subsidiaries	2,451	(221)	(24)	272	2,478
Trade accounts payable accrual	273,051	(4,561)	3,142	—	271,632
Interest portion to be deductible	320,200	58,724	—	—	378,924
Right of use assets	31,567	3,234	1,320	—	36,121
Goodwill amortization	(847,103)	2,249	(47,849)	—	(892,703)
Business combinations	(491,382)	11,293	(1,546)	—	(481,635)
Inventory valuation	(53,021)	(57,953)	4,267	—	(106,707)
Hedge operations	41,705	(11,469)	2,349	799	33,384
Realization of other reserves	(96,535)	1,517	(6,081)	—	(101,099)
Accelerated depreciation and amortization	(528,502)	(26,687)	(5)	—	(555,194)
Cut off adjustments (sales)	16,891	(3,897)	1,350	—	14,344
Other temporary differences	57,287	(15,306)	7,959	—	49,940
Deferred taxes, net	(622,286)	110,677	(4,368)	(3,038)	(519,015)
(1) The adjustments relate primarily to the assignment of tax losses and negative tax bases from the indirect subsidiary Seara Alimentos to JBS S.A., utilized to settle tax assessments levied for third-party social security contributions on profit-sharing payments made by the company to its executives between 2012 and 2016, as well as deferred taxes on Cash flow hedge transactions recognized in other comprehensive income by the subsidiary Seara Alimentos and the pension plan in the United States of America.

	Balance at January 1, 2025	Income statement	Exchange variation	Other adjustments	Balance at June 30, 2025
Tax loss and negative social contribution base	679,275	125,091	53,310	(191,303)	666,373
Expected credit losses on trade accounts receivable	42,304	(11,510)	3,252	—	34,046
Provisions for contingencies	94,487	(9,822)	9,255	—	93,920
Fair value adjustment	(105,836)	(19,730)	(7,592)	—	(133,158)
Tax credits - Foreign subsidiaries	8,798	48	(81)	—	8,765
Provision for work accident insurance - Foreign subsidiaries	8,964	(2,773)	—	—	6,191
Pension plan - Foreign subsidiaries	3,209	3,536	(4)	(107)	6,634
Trade accounts payable accrual	249,853	11,673	6,007	—	267,533
Non-deductible interests portion - U.S. tax reform	279,572	52,150	1	—	331,723
Right of use assets	25,967	3,913	2,538	—	32,418
Goodwill amortization	(727,377)	(19,205)	(84,392)	—	(830,974)
Business combination	(465,917)	(16,763)	(4,887)	—	(487,567)
Inventory valuation	(83,507)	(16,202)	8,118	—	(91,591)
Hedge operations	45,961	(14,235)	5,541	49	37,316
Realization of other reserves	(88,113)	1,263	(11,802)	—	(98,652)
Accelerated depreciation and amortization	(479,922)	(13,270)	(2)	—	(493,194)
Cut-off adjustment (sales)	15,274	1,980	2,152	—	19,406
Other temporary differences	52,895	34,360	(27,039)	—	60,216
Deferred taxes, net	(444,113)	110,504	(45,625)	(191,361)	(570,595)

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
b.Reconciliation of income tax and social contribution expense:

	Six-month period ended June 30,		Three-month period ended June 30,
	2026	2025	2026	2025
Profit (loss) before taxes	86,609	1,430,601	(222,084)	736,497
Brazilian statutory corporate tax rate	(34)%	(34)%	(34)%	(34)%
Expected tax expense (benefit)	(29,447)	(486,404)	75,509	(250,409)

Adjustments to reconcile taxable income tax expense (benefit):
Share of profit of equity-accounted investees	4,596	3,589	(42,466)	2,659
Non-taxable tax benefits	120,833	107,024	63,081	56,103
Difference of tax rates on taxable income from foreign subsidiaries	(20,070)	46,964	(25,797)	22,259
Profits taxed by-foreign jurisdictions	(14,725)	(81,997)	7,836	30,683
Current year deferred taxes not recognized and deferred taxes recognized from prior years	(14,948)	76,067	35,452	(26,104)
Non-taxable interest - Foreign subsidiaries	6,581	6,263	3,281	3,145
Donations and social programs	(1,827)	—	(1,054)	—
SELIC interest on tax credits	1,306	31,315	504	3,693
Brazilian tax incentive law - Lei do Bem	—	1,397	—	1,397
Other permanent differences	6,507	15,829	9,562	14,391
Current and deferred income tax benefit (expense)	58,806	(279,953)	125,909	(142,183)

Current income tax	(51,871)	(390,457)	(18,101)	(165,666)
Deferred income tax	110,677	110,504	144,010	23,483
	58,806	(279,953)	125,909	(142,183)
Effective income tax rate	67.90%	(19.57)%	(56.69)%	(19.31)%
Global Minimum Tax:
As disclosed in the Group’s annual consolidated financial statements as of December 31, 2025, the Group monitors the Pillar Two global minimum tax rules applicable in the jurisdictions in which it operates. Based on the assessments performed to date, no significant tax exposure has been identified for the six-month period ended June 30, 2026.
10 Investments in equity-accounted investees, associates and joint venture
Changes in the investments:
Refers to investments in associate and joint venture:

						Equity accounting
	Participation	Balance at January 1, 2026	Addition (disposal)	Profit distribution	Exchange variation	Changes in the equity of investees	Proportionate share of income	Balance at June 30, 2026
Meat Snacks Partners, LLC (1)	50%	23,301	(29,429)	—	1,091	5,037	—	—
JBS Foods Ontario, Inc.	100%	18,751	—	—	1,164	(1,164)	205	18,956
Birla Societá Agricola Srl	20%	1,854	—	—	116	(169)	(43)	1,758
Mantiqueira Alimentos S.A.	48.5%	128,874	—	(591)	12,007	51,195	26,072	217,557
Mantiqueira International B.V.	48.5%	(1,168)	—	—	(41)	41	(11,440)	(12,608)
Total		171,612	(29,429)	(591)	14,337	54,940	14,794	225,663

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

					Equity accounting
	Participation	Balance at January 1, 2025	Addition	Profit distribution	Changes in the equity of investees	Proportionate share of income	Balance at June 30, 2025
Meat Snacks Partners, LLC	50%	19,334	—	(4,124)	1,790	5,095	22,095
JBS Foods Ontario, Inc.	100%	17,372	—	—	—	503	17,875
Birla Societá Agricola Srl	20%	1,606	—	—	213	(12)	1,807
Mantiqueira Alimentos S.A.	48.5%	—	165,271	—	6,692	4,970	176,933
Total		38,312	165,271	(4,124)	8,695	10,556	218,710
(1)In January 2026, JBS S.A. concluded the sale of its 50% equity interest in the joint venture Meat Snack Partners for the amount of US$42.8 million.
11 Property, plant and equipment
Changes in property, plant and equipment:

	Balance at January 1, 2026	Additions net of transfers (1)	Disposals	Depreciation expense	Exchange rate variation	Balance at June 30, 2026
Buildings	4,496,924	268,220	(36,660)	(160,684)	120,980	4,688,780
Land	1,168,187	21,662	(15,012)	—	40,329	1,215,166
Machinery and equipment	4,446,022	546,355	(31,707)	(354,051)	99,378	4,705,997
Facilities	867,977	59,974	(946)	(34,639)	54,357	946,723
Computer equipment	194,719	31,842	(393)	(32,998)	1,642	194,812
Vehicles (land and air)	371,819	35,003	(7,289)	(29,317)	15,534	385,750
Construction in progress	1,697,271	156,702	(10,379)	—	32,068	1,875,662
Other	402,739	28,467	(2,089)	(27,904)	1,894	403,107
	13,645,658	1,148,225	(104,475)	(639,593)	366,182	14,415,997

	Balance at January 1, 2025	Additions net of transfers (1)	Disposals	Depreciation expense	Exchange rate variation	Balance at June 30, 2025
Buildings	3,991,581	279,558	(2,852)	(124,829)	257,146	4,400,604
Land	1,060,288	8,548	(1,439)	—	95,164	1,162,561
Machinery and equipment	4,038,196	295,946	(3,366)	(317,476)	230,619	4,243,919
Facilities	682,348	79,419	(1,210)	(25,945)	93,948	828,560
Computer equipment	187,164	28,831	(1,403)	(30,307)	8,046	192,331
Vehicles (land and air)	275,582	78,127	(8,633)	(24,421)	23,468	344,123
Construction in progress	1,238,785	38,611	(1,365)	—	94,074	1,370,105
Other	306,936	60,306	(400)	(23,329)	11,868	355,381
	11,780,880	869,346	(20,668)	(546,307)	814,333	12,897,584
(1)Additions for each category includes transfer from construction in progress during the period.
For the six-month period ended June 30, 2026, the amount of capitalized interest added to construction in progress and included in additions was US$24,046 (US$17,374 for the six-month period ended June 30, 2025).
The capitalization rate used on June 30, 2026 was 6.03% p.y. (6.90% p.y. for the six-month period ended June 30, 2025).
12 Leases
The Group uses the optional exemption to not recognize a right of use asset and lease liability for short term (less than 12 months) and low value leases. The average discount rate used for measuring lease liabilities was 6.01% p.y. for the six-month period ended June 30, 2026 (5.72% p.y. for the six-month period ended June 30, 2025).

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
12.1Right of use asset
Changes in the right of use assets:

	Balance at January 1, 2026	Additions (1)	Terminated contracts	Amortization	Exchange rate variation	Balance at June 30, 2026
Growing facilities	652,811	94,541	(2,240)	(71,229)	22,974	696,857
Buildings	634,164	47,948	(19,823)	(52,431)	10,406	620,264
Computer equipment	14,742	(110)	—	(2,552)	940	13,020
Machinery and equipment	98,983	21,768	(3,232)	(26,269)	3,294	94,544
Operating plants	8,110	3,331	(517)	(1,504)	418	9,838
Land	18,441	60	(99)	(1,637)	363	17,128
Vehicles (land)	186,396	22,233	(2,451)	(38,799)	2,817	170,196
	1,613,647	189,771	(28,362)	(194,421)	41,212	1,621,847

	Balance at January 1, 2025	Additions (1)	Terminated contracts	Amortization	Exchange rate variation	Balance at June 30, 2025
Growing facilities	632,267	75,011	(9,650)	(73,184)	43,964	668,408
Buildings	638,981	16,958	(12,022)	(46,953)	35,418	632,382
Computer equipment	5,371	(66)	—	(3,341)	536	2,500
Machinery and equipment	106,597	17,001	(4,252)	(26,220)	8,944	102,070
Operating plants	8,622	755	—	(1,578)	1,112	8,911
Land	15,999	469	(81)	(1,300)	370	15,457
Vehicles (land)	189,036	24,523	(6,324)	(34,998)	4,953	177,190
Concession Agreement	—	3,771	—	(1,916)	165	2,020
	1,596,873	138,422	(32,329)	(189,490)	95,462	1,608,938
(1)The additions have been reduce by the tax effect. The tax impact is US$(3,033) and US$(2,590) respectively as of June 30, 2026 and 2025.
12.2Lease liabilities

	June 30, 2026	December 31, 2025
Undiscounted lease payments	1,794,217	1,767,285

Breakdown:
Current liabilities	368,699	354,887
Non-current liabilities	1,425,518	1,412,398
	1,794,217	1,767,285
Changes in the lease liabilities:

	Balance at January 1, 2026	Additions	Interest accrual	Payments	Terminated contracts	Exchange rate variation	Balance at June 30, 2026
Lease liabilities	1,767,285	206,473	54,635	(246,873)	(30,365)	43,062	1,794,217

	Balance at January 1, 2025	Additions	Interest accrual	Payments	Terminated contracts	Exchange rate variation	Balance at June 30, 2025
Lease liabilities	1,734,029	153,798	51,043	(239,375)	(40,914)	112,188	1,770,769
The maturity schedule of the non-current portion of lease liabilities is presented in section d. Liquidity risk of Note 25 - Risk management and financial instruments.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
The amounts recognized in profit or loss as lease expenses for the six-month periods ended June 30 are presented below:

	2026	2025
Variable lease payments	406,051	282,262
Short-term leases	85,447	77,729
Leases of low-value assets	718	940
	492,216	360,931

13 Intangible assets
Changes in intangible assets:

	Balance at January 1, 2026	Additions	Disposals	Amortization	Exchange rate variation	Balance at June 30, 2026
Amortizing:
Trademarks	295,217	1,087	—	(13,322)	(7,106)	275,876
Softwares	33,339	3,487	(78)	(4,508)	1,972	34,212
Customer relationships	358,275	—	—	(32,881)	(4,129)	321,265
Supplier contract	18,513	—	—	(1,887)	844	17,470
JBS Terminais Concession Agreement	575	14,453	(626)	(3,732)	(222)	10,448
Others	5,816	7	(173)	(32)	552	6,170
Non-amortizing:
Trademarks	1,102,299	290	—	—	1,904	1,104,493
Water rights	11,558	3,200	—	—	95	14,853
	1,825,592	22,524	(877)	(56,362)	(6,090)	1,784,787

	Balance at January 1, 2025	Additions	Disposals	Amortization	Exchange rate variation	Balance at June 30, 2025
Amortizing:
Trademarks	293,519	376	—	(13,717)	29,973	310,151
Softwares	30,611	4,111	(985)	(3,535)	3,846	34,048
Customer relationships	408,149	685	—	(33,546)	18,045	393,333
Supplier contract	20,548	—	—	(1,810)	1,731	20,469
Others	13,975	2,263	(3,953)	(3,332)	1,550	10,503
Non-amortizing:
Trademarks	1,025,095	148	—	—	81,689	1,106,932
Water rights	11,302	—	—	—	165	11,467
	1,803,199	7,583	(4,938)	(55,940)	136,999	1,886,903
14 Goodwill
Changes in goodwill:

	June 30, 2026	December 31, 2025
Balance at the beginning of the period	5,852,575	5,417,134
Business combination adjustments	(536)	1,981
Exchange rate variation	131,878	433,460
Balance at the end of the period	5,983,917	5,852,575

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
As of June 30, 2026, the Group assessed the existence of impairment indicators for goodwill and concluded that no such indicators were identified. Accordingly, no impairment losses were recognized for the six-month period ended June 30, 2026.
15 Trade accounts payable and supply chain finance

	June 30, 2026	December 31, 2025
Commodities	1,918,917	2,422,916
Materials and services	3,877,247	3,691,498
Finished products	65,391	91,838
Present value adjustment	(9,893)	(8,152)
Total trade accounts payable	5,851,662	6,198,100

Total supplier financing (1)	1,195,548	1,134,459

Total	7,047,210	7,332,559
(1)There were no significant changes in relation to the nature and policies of the supply chain financing balances presented, compared to the information disclosed in the Group’s annual consolidated financial statements as of December 31, 2025.
Commitment to Purchase for Future Delivery
The Group has cattle purchase commitments for future delivery established with certain suppliers, ensuring the acquisition of cattle at a fixed or to-be-determined price, without any cash impact on the Group. until the cattle are delivered and the transaction matures. Based on these future delivery contracts, suppliers can advance the transaction with banks under the supply chain financing arrangement. As of June 30, 2026, the amount related to this transaction was US$234,206 (US$140,956 as of December 31, 2025), and this transaction has been recorded as Supplier financing since its inception.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
16 Loans and financing

					Current		Non-current
Type	Average annual interest rate, range	Currency	Index	Payment terms /non-current debt	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Foreign currency
ACC - Advances on exchange	4.70%	USD	—	2026	300,496	—	—	—
Export credit note	5.06%	USD	SOFR	2026	156,938	254,903	—	—
Working capital - Dollar	3.47% - 7.28%	USD	SOFR	2026 - 2030	22,299	9,859	1,646	1,832
CRA - Agribusiness Receivables Certificates	4.71% - 6.00%	USD	—	2027 - 2035	6,101	1,740	97,139	104,290
Livestock financing	6.43%	USD	—	2031	655	—	2,542	—
Notes (Bonds)	6.40%	USD	—	2057	13,501	—	983,763	—
Others	6.67%	Several	Several	Several	988	1,026	660	1,967
					500,979	267,528	1,085,751	108,089
Local currency
Notes (Bonds)	2.50% - 7.25%	USD	—	2027- 2066	354,375	295,111	17,752,925	17,793,347
CRA - Agribusiness Receivables Certificates	6.39% - 14.95%	BRL	IPCA - CDI	2028 - 2065	33,712	28,581	2,268,664	2,190,843
Revolving credit	3.50%	EUR	EURIBOR	2026	31,348	33,701	—	—
Revolving credit	5.45% - 5.75%	AUD	BBSW	2026 - 2027	135,443	—	36,711	—
Livestock financing	9.00% - 14.15%	BRL	CDI - Fixed rate	2026 - 2035	198,812	114,903	11,591	10,904
Working Capital - Euros	3.14% - 6.20%	EUR	EURIBOR	2026 - 2032	31,779	47,716	13,533	14,343
CDC - Direct credit to consumers	14.8% - 17.12%	BRL	—	2026	151	907	—	—
Others	5.13%	Several	Several	Several	48,298	44,638	146,618	139,957
					833,918	565,557	20,230,041	20,149,394

					1,334,897	833,085	21,315,792	20,257,483
On June 30, 2026 and December 31, 2025, the availability under Brasil revolving credit facilities was US$500 million. In the United States the revolving credit facilities on June 30, 2026, was US$2.9 billion and on December 31, 2025 US$3.0 billion.
The non-current portion of the principal payment schedule of loans and financing is as follows:

Maturity	June 30, 2026
2027	52,710
2028	142,163
2029	646,912
2030	124,578
2031	1,421,415
Maturities after 2031	18,928,015
21,315,792
16.1Guarantees and contractual restrictions (“covenants”)
The Group was in compliance with all of its debt financial covenant restrictions on June 30, 2026 and until the date that these interim financial statements were approved.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
17 Income and other taxes payable

	June 30, 2026	December 31, 2025
Taxes payable in installments	31,403	25,548
PIS / COFINS tax payable	2,353	17,956
ICMS / VAT / GST tax payable	55,628	45,662
Withholding income taxes	396,055	348,917
Others	126,610	122,603
Subtotal	612,049	560,686
Income taxes payable	122,923	288,030
Total	734,972	848,716

Breakdown:
Current liabilities	310,536	440,989
Non-current liabilities	424,436	407,727
	734,972	848,716
18 Payroll and social charges

	June 30, 2026	December 31, 2025
Social charges in installments	300,891	284,915
Bonus and vacation along with related social charges	866,995	929,070
Salaries and related social charges	534,872	617,129
Others	13,378	17,110
	1,716,136	1,848,224
Breakdown:
Current liabilities	1,378,331	1,560,159
Non-current liabilities	337,805	288,065
	1,716,136	1,848,224
19 Provisions for legal proceedings
The Group is party to several lawsuits arising in the ordinary course of business for which provisions are recognized for those deemed probable based on estimated costs determined by management as follows:
Breakdown:

	June 30, 2026	December 31, 2025
Current liabilities	220,431	159,217
Non-current liabilities	223,544	209,358
	443,975	368,575

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	June 30, 2026				June 30, 2025
	Labor	Civil	Tax and Social Security	Total	Labor	Civil	Tax and Social Security	Total
Brazil
Opening balance	97,504	59,075	52,701	209,280	87,075	59,796	68,516	215,387
Additions, reversals and changes in estimates	49,757	19,791	(1,837)	67,711	25,136	5,202	(20,130)	10,208
Payments	(53,428)	(21,463)	(4,059)	(78,950)	(29,560)	(14,978)	(2,104)	(46,642)
Indexation	7,261	2,251	2,863	12,375	4,872	3,446	(5,135)	3,183
Exchange rate variation	6,151	3,674	3,249	13,074	11,748	7,760	8,212	27,720
Closing balance	107,245	63,328	52,917	223,490	99,271	61,226	49,359	209,856
USA
Opening balance	—	71,017	88,200	159,217	—	280,804	—	280,804
Additions, reversals and changes in estimates	—	209,981	—	209,981	—	139,038	—	139,038
Payments	—	(148,767)	—	(148,767)	—	(261,211)	—	(261,211)
Closing balance	—	132,231	88,200	220,431	—	158,631	—	158,631
Others jurisdictions
Opening balance	69	—	9	78	52	44	1,176	1,272
Additions, reversals and changes in estimates	19	—	—	19	(3)	(2)	(38)	(43)
Payments	(41)	—	—	(41)	—	(24)	(508)	(532)
Exchange rate variation	(2)	—	—	(2)	6	—	131	137
Closing balance	45	—	9	54	55	18	761	834

Total	107,290	195,559	141,126	443,975	99,326	219,875	50,120	369,321
Legal proceedings (possible loss):
In the six-month period ended June 30, 2026, the Company did not identify any significant changes in the amount of the legal proceedings which the probability of loss is considered possible.
Brazil
a.Profits Abroad
There were no significant changes during the six-month period ended June 30, 2026 regarding the tax assessments related to the taxation of foreign profits and the related IRPJ and CSLL matters, compared to the information disclosed in the Group’s annual consolidated financial statements as of December 31, 2025.
20 Equity
a.Dividends: On March 25, 2026, the Board of Directors of JBS N.V. approved the payment of dividends of US$1.00 per share, totaling US$1,070,877, which was paid on June 17, 2026.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
21 Net revenue

	Six-month period ended June 30,		Three month period ended June 30,
	2026	2025	2026	2025
Domestic sales	33,385,851	30,274,385	17,225,140	15,665,322
Export sales	12,122,354	10,249,791	6,674,440	5,332,334
NET REVENUE	45,508,205	40,524,176	23,899,580	20,997,656
21.1Contract balances - Advances from customer
The following table provides information about trade accounts receivable and contract liabilities from contracts with customers:

	Note	June 30, 2026	December 31, 2025
Trade accounts receivable	4	3,555,443	4,231,924
Contract liabilities		(378,937)	(344,423)
Total customer contract revenue		3,176,506	3,887,501
22 Net finance expense

	Six-month period ended June 30,		Three-month period ended June 30,
	2026	2025	2026	2025
Gains / (losses) from exchange rate variation	134,431	56,817	48,306	4,974
Fair value adjustments on derivatives	(87,323)	9,592	(107,387)	(10,634)
Interest expense (1)	(998,479)	(792,994)	(528,936)	(378,255)
Interest income (2)	153,332	228,053	87,345	64,463
Bank fees and others	(211,742)	(69,418)	(194,900)	(56,952)
	(1,009,781)	(567,950)	(695,572)	(376,404)

Financial income	307,828	305,097	135,651	69,437
Financial expense	(1,317,609)	(873,047)	(831,223)	(445,841)
Net finance expense	(1,009,781)	(567,950)	(695,572)	(376,404)
(1)For the six-month period ended June 30, 2026 and 2025, the amounts of US$753,601 and US$604,835, respectively, refers to interest expenses from loans and financings expenses.
(2)For the six-month period ended June 30, 2026 and 2025, the amounts of US$74,351 and US$96,560, respectively, refers to interest income from short investments.
23 Operating segments
The Group’s Management has defined operating segments based on the reports that are used to make strategic decisions, analyzed by the Chief Operating Decision Maker (CODM) - our Chief Executive Officer (CEO), there are six reportable segments: Brazil, Seara, Beef North America, Pork USA, Pilgrim’s Pride and Australia. The segment performance is evaluated by the CODM, based on Adjusted EBITDA.
Adjusted EBITDA consists of profit or loss before taxes, applying the same accounting policies described in these financial statements, except for the following adjustments as described below: exclusion of share of profit of equity-accounted investees, net of tax, exclusion of net finance expense, exclusion of depreciation and amortization expenses, exclusion of antitrust agreements expenses, exclusion of donations and social programs expenses, exclusion of impairment of assets expenses, exclusion of restructuring expenses, exclusion of fiscal payments and installments expense, exclusion of Avian influenza expense, exclusion of closure of plants expenses, and exclusion of certain other operating income (expenses), net.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
Brazil: this segment includes all the operating activities of the Group, mainly represented by slaughter facilities, cold storage and meat processing, fat, feed and production of cattle by-products such as leather, collagen and other products produced in Brazil. Revenues are generated from the sale of products predominantly to restaurant chains, food processing companies, distributors, supermarket chains, wholesale supermarket and other significant food chains.
Seara: this segment includes all the operating activities of Seara and its subsidiaries, mainly represented by chicken and pork processing, production and commercialization of food products and value-added products. Revenues are generated from the sale of products predominantly to restaurant chains, food processing companies, distributors, supermarket chains, wholesale supermarket and other significant food chains.
Beef North America: this segment includes JBS USA beef processing operations in North America and the plant-based businesses in Europe. Beef also sells by-products to the variety meat, feed processing, fertilizer, automotive and pet food industries and also produces value-added meat products including toppings for pizzas. Finally, Sampco LLC imports processed meats and other foods such as canned fish, fruits and vegetables to the US and Vivera produces and sells plant-based protein products in Europe.
Pork USA: this segment includes JBS USA’s pork operations, including Swift Prepared Foods. Revenues are generated from the sale of products predominantly to retailers of fresh pork including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings, are sold predominantly to further processors who, in turn, manufacture bacon, sausage, and deli and luncheon meats. In addition, revenues are generated from the sale of case ready products, including the recently acquired TriOak business. As a complement to our pork processing business, we also conduct business through our hog production operations, including thirty-one hog farms and eight feed mills, from which, JBS Lux will source live hogs for its pork processing operations.
Pilgrim’s Pride: this segment includes PPC’s operations, including Moy Park, Tulip and Pilgrim's Consumer Foods as well, mainly represented by chicken processing, production and commercialization of food products and prepared foods in the United States of America, Mexico, United Kingdom and France. The fresh chicken products consist of refrigerated (non-frozen) whole or cut-up chicken, either pre-marinated or non-marinated, and pre-packaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts. The prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. The segment also generates revenue from the sale of prepared pork products through PPL, a subsidiary acquired by PPC in October 2019. The segment includes PPC’s PFM subsidiary, acquired in September 2021, and generates revenues from branded and private label meats, meat snacks, food-to-go products, and ethnic chilled and frozen ready meals.
Australia: This segment includes our fresh, frozen, value-added and branded beef, lamb, pork and fish products in Australia and New Zealand. The majority of our beef revenues from our operations in Australia are generated from the sale of fresh beef products (including fresh and frozen chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, offal and other products). This segment also sells value-added and branded beef products (including frozen cooked and pre-cooked beef, corned cooked beef, beef cubes and consumer-ready products, such as hamburgers and sausages). This segment also operates lamb, pork, and fish, processing facilities in Australia and New Zealand including Huon and Rivalea businesses. JBS Australia also generates revenues through their cattle hoteling business. We sell these products in the countries where we operate our facilities, which we classify as domestic sales, and elsewhere, which we classify as export sales.
There are no revenues arising out of transactions with any single customer that represents 10% or more of the total revenues.
The Group manages its loans and financing and income taxes at the corporate level and not by segment.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
The information by consolidated operational segments is as follows:

Six-month period ended June 30, 2026
	Brazil	Seara	Beef North America	Pork USA	Pilgrim’s Pride	Australia	Total reportable segments	All others segments	Elimination (*)	Total
Revenue from customers	7,432,115	4,784,375	14,829,280	4,045,338	9,137,540	4,709,421	44,938,069	570,136	—	45,508,205
Intersegment revenue	941,252	155,292	107,215	65,678	15,063	865	1,285,365	97,357	(1,382,722)	—
Net revenue	8,373,367	4,939,667	14,936,495	4,111,016	9,152,603	4,710,286	46,223,434	667,493	(1,382,722)	45,508,205
Adjusted EBITDA (1)	436,934	749,698	(345,039)	390,842	952,580	363,488	2,548,503	14,170	—	2,562,673

Six-month period ended June 30, 2025
	Brazil	Seara	Beef North America	Pork USA	Pilgrim’s Pride	Australia	Total reportable segments	All others segments	Elimination (*)	Total
Revenue from customers	6,201,914	4,173,623	13,133,168	3,976,113	9,200,612	3,589,653	40,275,083	249,093	—	40,524,176
Intersegment revenue	548,821	142,953	93,517	84,636	13,392	4,666	887,985	74,899	(962,884)	—
Net revenue	6,750,735	4,316,576	13,226,685	4,060,749	9,214,004	3,594,319	41,163,068	323,992	(962,884)	40,524,176
Adjusted EBITDA (1)	359,652	817,485	(333,457)	500,901	1,477,940	450,534	3,273,055	8,296	—	3,281,351

Three-month period ended June 30, 2026
	Brazil	Seara	Beef North America	Pork USA	Pilgrim’s Pride	Australia	Total reportable segments	All others segments	Elimination (*)	Total
Revenue from customers	4,171,343	2,466,409	7,708,435	2,054,185	4,614,722	2,564,928	23,580,022	319,558	—	23,899,580
Intersegment revenue	413,184	93,965	61,495	25,168	8,494	460	602,766	49,147	(651,913)	—
Net revenue	4,584,527	2,560,374	7,769,930	2,079,353	4,623,216	2,565,388	24,182,788	368,705	(651,913)	23,899,580
Adjusted EBITDA (1)	269,242	380,439	(78,280)	116,726	502,923	230,728	1,421,778	7,564	—	1,429,342

Three-month period ended June 30, 2025
	Brazil	Seara	Beef North America	Pork USA	Pilgrim’s Pride	Australia	Total reportable segments	All others segments	Elimination (*)	Total
Revenue from customers	3,258,992	2,088,869	6,769,877	2,022,115	4,748,516	1,970,082	20,858,451	139,205	—	20,997,656
Intersegment revenue	321,761	77,239	35,198	36,971	6,066	2,708	479,943	66,421	(546,364)	—
Net revenue	3,580,753	2,166,108	6,805,075	2,059,086	4,754,582	1,972,790	21,338,394	205,626	(546,364)	20,997,656
Adjusted EBITDA (1)	228,574	391,792	(232,984)	253,599	817,739	290,179	1,748,899	4,725	—	1,753,624
(*)Includes intercompany and intersegment transactions.
(1)The Adjusted EBITDA is reconciled with the consolidated operating profit (loss), as follows:

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Six-month period ended June 30,		Three-month period ended June 30,
	2026	2025	2026	2025
Profit (loss) before taxes	86,609	1,430,601	(222,084)	736,497
Share of profit of equity-accounted investees, net of tax	(14,794)	(10,556)	123,621	(7,821)
Net finance expense	1,009,781	567,950	695,572	376,404
Depreciation and amortization	1,256,587	1,100,838	639,099	565,194
Antitrust agreements (1)	157,375	133,638	132,731	54,090
Donations and social programs (2)	535	1,132	—	605
Impairment of assets	—	12,767	—	7,105
Restructuring (3)	20,117	21,538	17,334	4,536
Fiscal payments and installments (4)	9,605	2,378	9,605	2,378
Avian influenza	—	5,612	—	5,612
Closure of plants (5)	24,142	—	24,142	—
Other operating income (expense), net (6)	12,716	15,453	9,322	9,024
Total Adjusted EBITDA for operating segments	2,562,673	3,281,351	1,429,342	1,753,624
(1)Refers to the Agreements entered by JBS USA and its subsidiaries.
(2)Refers to the donations, substantially composed of the Fundo JBS pela Amazônia.
(3)Refers to the project implementation of multiple restructuring initiatives mainly in the indirect subsidiary Pilgrim’s Pride Corporation (PPC), which are registered as Other expenses, as well as other non-significant restructuring projects that are registered as General and administrative expenses.
(4)Refers to the special payment program for installment plans of tax proceedings with exemption from fines and reduction of interest of the indirect subsidiary JBS S.A.
(5)Refers to the costs associated with the permanent closure of the Memphis, Souderton, and Chattanooga plants, owned by the indirect subsidiary JBS USA.
(6)Refers to several adjustments basically in JBS USA’s jurisdiction such as third-party advisory expenses related to acquisitions, insurance recovery, among others.

The net revenue and total assets are present below segregated by geographic area considering facilities location as additional information.

Six-month period ended June 30, 2026
	United States of America (2)	Mexico and Canada	Brazil (3)	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Net revenue	22,699,788	3,170,995	12,676,481	4,016,454	4,576,963	630,162	47,770,843	(2,262,638)	45,508,205

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

Six-month period ended June 30, 2025
	United States of America (2)	Mexico and Canada	Brazil (3)	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Net revenue	21,125,919	2,962,295	10,912,648	3,158,731	3,125,191	224,902	41,509,687	(985,511)	40,524,176

Three-month period ended June 30, 2026
	United States of America (2)	Mexico and Canada	Brazil (3)	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Net revenue	11,781,407	1,568,270	6,692,802	2,157,651	2,924,521	443,418	25,568,069	(1,668,489)	23,899,580

Three-month period ended June 30, 2025
	United States of America (2)	Mexico and Canada	Brazil (3)	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Net revenue	10,846,470	1,546,390	5,793,475	1,722,484	1,663,479	134,644	21,706,943	(709,287)	20,997,656

June 30, 2026
	United States of America (2)	Mexico and Canada	Brazil (3)	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Total assets	13,605,097	3,307,372	16,288,433	4,170,094	8,761,020	468,570	46,600,586	(762,210)	45,838,376

December 31, 2025
	United States of America (2)	Mexico and Canada	Brazil (3)	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Total assets	13,940,917	5,468,199	15,934,286	4,350,848	14,340,561	435,728	54,470,539	(9,314,053)	45,156,486
(1)Includes intercompany and intersegment transactions.
(2)Amounts previously disclosed under the 'North and Central America' geographic area are now presented disaggregated into two distinct geographic areas: 'United States of America' and 'Mexico and Canada'. This disaggregation was performed retrospectively for information comparability purposes.
(3)     Amounts previously disclosed under the 'South America' geographic area are now presented on a disaggregated basis, with Brazil presented as a separate geographic area, while the remaining countries in the region are now grouped under 'Minor regions'. Prior-period information has been presented on a consistent basis for comparability purposes.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
24 Expenses by nature
Expenses by nature are disclosed as follows:

	Six-month period ended June 30,		Three month period ended June 30,
	2026	2025	2026	2025
Cost of sales
Cost of inventories, raw materials and production inputs	(34,756,395)	(29,836,843)	(18,308,549)	(15,491,919)
Salaries and benefits	(4,729,625)	(4,254,601)	(2,437,832)	(2,171,885)
Depreciation and amortization	(1,109,696)	(975,660)	(565,298)	(501,331)
	(40,595,716)	(35,067,104)	(21,311,679)	(18,165,135)

Selling
Freights and selling expenses	(2,115,127)	(1,859,317)	(1,103,824)	(928,732)
Salaries and benefits	(313,368)	(275,275)	(161,037)	(142,626)
Depreciation and amortization	(49,065)	(37,148)	(25,063)	(18,675)
Advertising and marketing	(185,587)	(177,566)	(97,627)	(99,754)
Commissions	(44,139)	(5,890)	(20,784)	4,669
Net impairment losses	(6,241)	(39,441)	(2,646)	(21,922)
	(2,713,527)	(2,394,637)	(1,410,981)	(1,207,040)

General and administrative
Salaries and benefits	(526,423)	(538,313)	(214,715)	(255,451)
Fees, services held and general expenses	(356,285)	(310,933)	(190,596)	(163,533)
Depreciation and amortization	(97,826)	(88,030)	(48,738)	(45,188)
DOJ - department of justice and Antitrust agreements	(157,375)	(133,638)	(132,731)	(54,090)
Donations and social programs (1)	(5,840)	(7,797)	(1,345)	(4,022)
	(1,143,749)	(1,078,711)	(588,125)	(522,284)
(1)Refers to donations made to Instituto J&F regarding improvements on school’s building, the social program “Fazer o Bem Faz Bem” created by the Group to support actions for social transformation where the indirect subsidiary JBS S.A. is present and donations to Fundo JBS Pela Amazônia.
24.1Other income and expenses
Other Income: For the six-month period ended June 30, 2026, the Group has recorded other income totaling US$69,811 (US$48,070 for the six-month period ended June 30, 2025), primarily related to gains on asset sales amounting to US$33,480 (US$18,947 for the six-month period ended June 30, 2025), tax credits from prior periods totaling US$8,600 (US$4,083 for the six-month period ended June 30, 2025), rental income totaling US$4,132 (US$1,857 for the six-month period ended June 30, 2025), carbon credits totaling US$2,727 (nil for the six-month period ended June 30, 2025), among other non-significant items.
Other Expenses: For the six-month period ended June 30, 2026, the Group has recorded other expenses totaling US$43,428 (US$43,799 for the six-month period ended June 30, 2025), mainly related to restructuring expenses amounting to US$20,117 (US$22,920 for the six-month period ended June 30, 2025), losses on asset sales totaling US$24,415 (US$4,639 for the six-month period ended June 30, 2025), impairment of assets expenses totaling US$4,846, among other non-significant items.
25 Risk management and financial instruments
Financial instruments are recognized in the consolidated financial statements as follows:

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Notes	Fair value hierarchy	June 30, 2026	December 31, 2025
Assets
Fair value through profit or loss (1)
Financial / Overnight investments	3	Level 2	2,146,796	1,887,853
National treasury bills	3	Level 1	155,486	123,204
Derivative assets		Level 2	115,199	155,441
Fair Value through Other Comprehensive Income
Investment in financial assets at fair value	3	Level 1	—	49,908
Derivative assets		Level 2	2,971	161
Amortized cost (2)
Cash at banks	3		1,259,842	2,557,740
CME Margin investments	3		75,297	105,993
Trade accounts receivable	4		3,555,443	4,231,924
Dividends Receivable			—	1,465
Related party receivables	8		32,709	41,231
Financial investments	3		50,949	45,780
Total			7,394,692	9,200,700
Liabilities
Amortized cost (2)
Loans and financing	16		(22,650,689)	(21,090,568)
Trade accounts payable and supply chain finance	15		(7,047,210)	(7,332,559)
Debt with related party	8		(142,536)	(190,998)
Lease	12.2		(1,794,217)	(1,767,285)
Dividends Payable			(117)	—
Fair value through profit or loss
Derivative liabilities		Level 2	(217,212)	(267,214)
Fair value through Other Comprehensive Income
Derivative liabilities		Level 2	(1,497)	(3,567)
Total			(31,853,478)	(30,652,191)
(1)CDBs are updated at the effective rate but have a short-term and negotiated with financial institutions, and their recognition is similar to fair value; national treasury bill is recognized according to market value.
(2)Loans and receivables are classified as amortized cost; the accounts receivable are short-term and net from expected losses.
Fair value of assets and liabilities: Financial assets and financial liabilities are offset and presented on a net basis when there is a legally enforceable right to offset the recognized amounts and an intention to settle them on a net basis or to realize the asset and settle the liability simultaneously. Fair value measurements are classified into hierarchy levels based on the significance of the inputs used in determining fair value, as defined below:
Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2 – valuation techniques using observable inputs for the asset or liability, either directly or indirectly, other than quoted prices included within Level 1;
Level 3 – valuation techniques using unobservable inputs for the asset or liability.
Fair value of assets and liabilities carried at amortized cost: The fair value of the Notes (Bonds) under Rule 144-A and Regulation S, are estimated using the closing sale price of these securities informed by a financial newswire on June 30, 2026 and December 31, 2025, considering there is an active market for these financial instruments. The carrying amount of the remaining fixed-rate loans approximates fair value since the interest rate market, the Group's credit quality, and other market factors have not significantly changed since entering into the loans. The carrying amount of variable-rate loans and financings approximates fair value given the interest rates adjusted for changes in market conditions and the quality of the Group’s credit rating has not substantially changed. For all other financial assets and liabilities, carrying amount

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
approximates fair value due to the short duration of the instruments. For the six-month period ended June 30, 2026, the principal amount is US$19,102,688 (US$18,052,688 on December 31, 2025) and the fair value is US$18,799,743 (US$18,157,182 on December 31, 2025).
Risk management:
In its operational routine, the Group is exposed to various market, credit, and liquidity risks. These risks are disclosed in the financial statements as of December 31, 2025. There were no changes in the nature of these risks during the current quarterly reporting period. The following section presents the risks and operations to which the Group is exposed in the current period. Additionally, a sensitivity analysis is provided for each type of risk, showing the potential impact on Financial Results under hypothetical changes: CDI and other rates at 25% and 50%, and currency and commodity exposure at 15% and 30% in the relevant risk variables. For the probable scenario, the Company deems it appropriate to use the Value at Risk (VaR) methodology with a 99% confidence interval (CI) and a one-day horizon.
a.Interest rate risk
The Group understands that the quantitative data referring to the Group's interest rate exposure risk on June 30, 2026 and December 31, 2025, are in accordance with the Financial and Commodity Risk Management Policy and are representative of the exposure incurred during the period. For informational purposes and in accordance with our Financial and Commodities Risk Management Policy, the notional amounts of assets and liabilities exposed to floating interest rates are presented below:

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	June 30, 2026	December 31, 2025
Net exposure to the CDI/FED rate:
CRA - Agribusiness Credit Receivable Certificates	(139,265)	(54,231)
Credit note - export	(59)	(410)
Rural - Credit note - Prefixed	(198,565)	(114,282)
Related party transactions	(104,842)	(105,892)
CDB-DI (Bank certificates of deposit)	1,211,063	727,695
CME Margin investments	75,297	105,760
Treasury bills	94,910	75,286
Subtotal	938,539	633,926
Derivatives (CDI)	55,688	—
Derivatives (Swap)	(696,006)	(922,938)
Total	298,221	(289,012)

Net exposure to the IPCA rate:
Treasury bills	60,576	47,920
CRA - Agribusiness Credit Receivable Certificates	(2,163,111)	(2,165,193)
Related party transactions	(4,985)	(43,875)
Subtotal	(2,107,520)	(2,161,148)
Derivatives (Swap)	594,253	805,029
Total	(1,513,267)	(1,356,119)

Liabilities exposure to the SOFR rate:
Export credit note	(156,938)	(254,903)
Working Capital - USD	(23,945)	(11,691)
Total	(180,883)	(266,594)

Liabilities exposure to the Euribor rate:
Working Capital - EUR	(45,312)	(55,348)
Revolving credit facility	(31,348)	(33,701)
Total	(76,661)	(89,049)
Sensitivity analysis and derivative financial instruments breakdown:

			Scenario (i) VaR 99% I.C. 1 day		Scenario (ii) Interest rate variation - 25%		Scenario (iii) Interest rate variation - 50%
Contracts exposure	Risk	Current scenario	Rate	Effect on income	Rate	Effect on income	Rate	Effect on income
CDI	Decrease	14.15%	14.08%	(215)	10.61%	(10,550)	7.08%	(21,099)
IPCA	Increase	4.72%	4.73%	(115)	5.90%	(17,857)	7.08%	(35,713)
SOFR	Increase	3.68%	3.68%	(7)	4.60%	(1,664)	5.52%	(3,328)
Euribor	Increase	2.73%	2.73%	(2)	3.41%	(523)	4.09%	(1,046)
				(339)		(30,594)		(61,186)
Details of derivative instruments (Swap):

			June 30, 2026				December 31, 2026
Instrument	Risk factor	Maturity	Notional	Fair value (Asset) - R$	Fair value (Liability) - R$	Fair value	Notional	Fair value (Asset) - R$	Fair value (Liability) - R$	Fair value
Swap	IPCA	2027 - 2037	474,168	594,253	(696,006)	(101,753)	672,843	805,029	(922,938)	(117,909)

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

b1.Exchange rate risk:
Below are presented the risks related to the most significant exchange rates fluctuation given the relevance of these currencies in the Group’s operations and the stress analysis scenarios and VaR to measure the total exposure as well as the cash flow risk with B3 and the Chicago Mercantile Exchange. The Group discloses these exposures considering the fluctuations of a exchange rate in particular towards the functional currency of each subsidiary.

	USD		EUR		GBP
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Operating (including cash and cash equivalents, trade accounts receivable and sales orders)	3,770,328	4,244,622	334,195	483,608	72,150	123,168
Financial (including loans and financing)	(570,734)	(369,538)	(1,576)	(1,525)	—	(191)
TOTAL EXPOSURE	3,199,594	3,875,084	332,619	482,083	72,150	122,977
Derivatives	660,769	6,334	62,402	1,276	(65,859)	(67,532)
NET EXPOSURE	3,860,363	3,881,418	395,021	483,359	6,291	55,445
b1.Sensitivity analysis and derivative financial instruments breakdown:
b1.1USD - American dollars (amounts in thousands of US$):

		Current exchange rate	Scenario (i) VaR 99% C.I. 1 day		Scenario (ii) Interest rate variation - 15%		Scenario (iii) Interest rate variation - 30%
Exposure of US$	Risk		Exchange rate	Effect on income	Exchange rate	Effect on income	Exchange rate	Effect on income
Operating	Depreciation	1.00	0.98	(65,230)	0.85	(565,549)	0.70	(1,131,098)
Financial	Appreciation	1.00	1.02	(9,876)	1.15	(85,610)	1.30	(171,220)
Derivatives	Depreciation	1.00	0.98	(11,432)	0.85	(99,115)	0.70	(198,231)
				(86,538)		(750,274)		(1,500,549)
b1.2EUR - EURO (amounts in thousands of US$):

			Scenario (i) VaR 99% I.C. 1 day		Scenario (ii) Interest rate variation - 15%		Scenario (iii) Interest rate variation - 30%
Exposure of US$	Risk	Current exchange rate	Exchange rate	Effect on income	Exchange rate	Effect on income	Exchange rate	Effect on income
Operating	Depreciation	1.14	1.12	(5,137)	0.97	(50,219)	0.80	(100,258)
Financial	Appreciation	1.14	1.16	(24)	1.31	(236)	1.48	(473)
Derivatives	Depreciation	1.14	1.12	(959)	0.97	(9,360)	0.80	(18,720)
				6,120		59,815		119,451
b1.3GBP - British Pound (amounts in thousands of US$):

			Scenario (i) VaR 99% I.C. 1 day		Scenario (ii) Interest rate variation - 15%		Scenario (iii) Interest rate variation - 30%
Exposure of US$	Risk	Current exchange rate	Exchange rate	Effect on income	Exchange rate	Effect on income	Exchange rate	Effect on income
Operating	Depreciation	1.33	1.31	(1,121)	1.13	(10,822)	0.93	(21,645)
Derivatives	Appreciation	1.33	1.35	(1,024)	1.52	(9,879)	1.72	(19,758)
				(2,145)		(20,701)		(41,403)

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
b 1.4 Derivative financial instruments outstanding:

			June 30, 2026		December 31, 2025
Instrument	Risk factor	Nature	Notional (US$)	Fair value	Notional (US$)	Fair value
Future Contract	American dollar	Long	203,054	298	241,445	(1,814)
Deliverable Forwards	American dollar	Short	(239,970)	(13,791)	(278,582)	13,069
Non-Deliverable Forwards	American dollar	Long	697,685	11,005	43,471	(4,467)
Future Contract	Euro	Short	(69,251)	40	(79,419)	62
Deliverable Forwards	Euro	Long	140,777	(331)	103,646	(2,039)
Non-Deliverable Forwards	Euro	Short	(9,124)	235	(22,591)	(55)
Future Contract	British pound	Short	(40,043)	9	(40,676)	72
Deliverable Forwards	British pound	Short	(25,816)	(257)	(26,856)	129
c.Commodity price risk
The Group operates globally (across the entire livestock protein chain and related business) and during the regular course of its operations is exposed to price fluctuations in feeder cattle, live cattle, lean hogs, corn, soybeans, and energy, especially in the North American, Australian and Brazilian markets. Commodity markets are characterized by volatility arising from external factors including climate, supply levels, transportation costs, agricultural policies and storage costs, among others. The Risk Management Department is responsible for mapping the exposures to commodity prices of the Company and proposing strategies to the Risk Management Committee, in order to mitigate such exposures.
c1.Position balance in commodities and corn contracts:

Exposure in Commodities (Live Stock) - Expressed in contract quantity	June 30, 2026	December 31, 2025
OPERATING
Firm contracts	24,425	31,200
Subtotal	24,425	31,200
DERIVATIVES
Future contracts	(3,650)	7,348
Deliverable Forwards	(24,674)	(41,942)
Subtotal	(28,324)	(34,594)
NET EXPOSURE	(3,899)	(3,394)
Sensitivity analysis as of June 30, 2026:

		Scenario (i) VaR 99% I.C. 1 day			Scenario (ii) Interest rate variation - 15%		Scenario (iii) Interest rate variation - 30%
Exposure	Risk	Current price	Price	Effect on income	Price	Effect on income	Price	Effect on income
Operating	Decrease	38	38	(18,645)	32	(279,674)	27	(559,347)
Derivatives	Increase	35	36	(18,293)	41	(274,396)	46	(548,792)
				(36,938)		(554,069)		(1,108,139)
Derivatives financial instruments breakdown:

			June 30, 2026		December 31, 2025
Instrument	Risk factor	Nature	Quantity	Fair value	Quantity	Fair value
Future Contracts	Commodities (Live stocks)	Short	(3,650)	431	7,348	(346)
Deliverable Forwards	Commodities (Live stocks)	Short	(24,674)	(70,640)	(41,942)	(93,782)

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

Exposure in Commodities (Grains and others) - Expressed in contract quantity	June 30, 2026	December 31, 2025
OPERATING
Purchase orders	6,292	5,403
Subtotal	6,292	5,403
DERIVATIVES
Future B3	50,203	17,515
Future CME	300	155
Deliverable Forwards	19,483	32,783
Non Deliverable Forwards	438,827	—
Subtotal	508,813	50,453
NET EXPOSURE	515,104	55,856
Sensitivity analysis as of June 30, 2026:

		Scenario (i) VaR 99% I.C. 1 day			Scenario (ii) Interest rate variation - 15%		Scenario (iii) Interest rate variation - 30%
Exposure	Risk	Current price	Price	Effect on income	Price	Effect on income	Price	Effect on income
Operating	Increase	24	24	(3,913)	28	(58,694)	31	(117,389)
Derivatives	Decrease	6	6	(8,355)	5	(125,322)	4	(250,644)
				(12,268)		(184,016)		(368,033)
Derivatives financial instruments breakdown:

			June 30, 2026		December 31, 2025
Instrument	Risk factor	Nature	Quantity	Fair value	Quantity	Fair value
Future Contracts	Commodities (grains and others)	Long	50,203	1,752	17,515	(170)
Deliverable Forwards	Commodities (grains and others)	Long	19,483	15,638	32,783	46,621
Future CME	Commodities (grains and others)	Short	300	456	155	(45)
Non Deliverable Forwards	Commodities (grains and others)	Long	438,827	(1,857)	—	—
c2.Hedge accounting:
c2.1. Effects of hedge instruments on the financial information:
The indirect subsidiary Seara Alimentos Ltda. applies hedge accounting for gain purchase, aiming at bringing stability to the subsidiary's results. The designation of these instruments is based on the guidelines outlined in the Financial and Commodity Risk Management Policy defined by the Risk Management Committee and approved by the Board of Directors.
Below is shown the effects on income for the period, on other comprehensive income and on the balance sheet of derivative financial instruments contracted for hedging exchange rates, commodity prices and interest rates (cash flow and fair value hedges):

	June 30, 2026		December 31, 2025
Hedge result	Asset	OCI	Liability	OCI
Grain hedge	491	1,542	(15)	(854)

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
d.Liquidity risk
The table below shows the contractual obligation amounts from financial liabilities of the Company according to their maturities:

	June 30, 2026					December 31, 2025
	Less than 1 year	Between 1 and 3 years	Between 4 and 5 years	More than 5 years	Total	Less than 1 year	Between 1 and 3 years	Between 4 and 5 years	More than 5 years	Total
Trade accounts payable and supply chain finance	7,047,210	—	—	—	7,047,210	7,332,559	—	—	—	7,332,559
Loans and financing	1,334,897	841,785	1,545,992	18,928,015	22,650,689	833,085	249,115	794,458	19,213,910	21,090,568
Estimated interest on loans and financing (1)	309,235	659,005	320,065	3,786,567	5,074,872	1,265,226	2,425,415	2,377,113	15,237,492	21,305,246
Derivatives liabilities	116,808	101,901	—	—	218,709	156,405	114,376	—	—	270,781
Payments of leases	368,699	619,220	364,469	780,964	2,133,352	354,887	520,701	351,036	861,409	2,088,033
Commodities and energy forward purchase contracts	289,905	24,126,196	6,813,584	3,811,072	35,040,757	140,956	13,912,887	11,252,506	2,614,618	27,920,967
(1)Includes interest on all loans and financing outstanding. Payments are estimated for variable rate debt based on effective interest rates on June 30, 2026 and December 31, 2025. Payments in foreign currencies are estimated using the June 30, 2026 and December 31, 2025 exchange rates.
The Group has future commitment for purchase of grains and cattle whose balances as of June 30, 2026 in the amount of US$34.3 billion (US$27.9 billion on December 31, 2025).
The Group has securities pledged as collateral for derivative transactions with the commodities and futures whose balance as of June 30, 2026 is in the amount of US$168,301 (US$159,562 on December 31, 2025). This guarantee is larger than its collateral.
The interest payments on variable interest rate loans and bond issues in the table above reflect market forward interest rates at the reporting date and these amounts may change as market interest rates change. The future cash flows on derivative instruments may be different from the amount in the above table as interest rates and exchange rates or the relevant conditions underlying the contingency change. Except for these financial liabilities, it is not expected that the cash flows included in the maturity analysis could occur significantly earlier, or at significantly different amounts.
26 Supplemental financial information
The Group’s income and cash flow are generated by its subsidiaries. As a result, funds necessary to meet the Group's debt service obligations, including its obligations as the issuer under its existing senior unsecured notes, are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as well as the Group's financial condition and operating requirements and those of certain subsidiaries, could limit the Group’s ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on its Senior Unsecured Notes.
In compliance with the reporting covenant under the indentures governing the Senior Unsecured Notes, the financial information set forth below is presented under the following column headings: Restricted Subsidiaries and Unrestricted Subsidiaries.

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
Restricted Subsidiaries consist of all of the Group’s subsidiaries, except the Unrestricted Subsidiaries. Unrestricted Subsidiaries are: JBS Wisconsin Properties and its subsidiaries (including PPC), JBS Captive Insurance and Moyer Distribution.
Consolidated statements of financial position:

	June 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3,078,875	390,245	—	3,469,120
Margin cash	158,320	9,981	—	168,301
Trade accounts receivable	2,603,111	960,753	(8,421)	3,555,443
Inventories	5,877,189	1,119,011	—	6,996,200
Biological assets	1,255,875	554,400	—	1,810,275
Recoverable taxes	873,296	215,558	—	1,088,854
Derivative assets	96,555	21,615	—	118,170
Other current assets	351,480	230,241	(31,313)	550,408
TOTAL CURRENT ASSETS	14,294,701	3,501,804	(39,734)	17,756,771

NON-CURRENT ASSETS
Long-term investments	50,949	—	—	50,949
Recoverable taxes	2,085,715	—	—	2,085,715
Biological assets	287,935	372,131	—	660,066
Related party receivables	32,709	—	—	32,709
Deferred income taxes	626,655	29,412	—	656,067
Other non-current assets	412,845	151,043	—	563,888

Investments in equity-accounted investees	3,311,591	—	(3,085,928)	225,663
Property, plant and equipment	10,615,458	3,800,539	—	14,415,997
Right of use assets	1,387,704	234,143	—	1,621,847
Intangible assets	937,023	847,764	—	1,784,787
Goodwill	4,668,815	1,315,102	—	5,983,917

TOTAL NON-CURRENT ASSETS	24,417,399	6,750,134	(3,085,928)	28,081,605

TOTAL ASSETS	38,712,100	10,251,938	(3,125,662)	45,838,376

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	June 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	4,182,907	1,676,895	(8,140)	5,851,662
Supply chain finance	955,242	240,306	—	1,195,548
Loans and financing	1,291,033	43,864	—	1,334,897
Income taxes	28,336	94,587	—	122,923
Other taxes payable	169,025	18,588	—	187,613
Payroll and social charges	1,040,133	338,198	—	1,378,331
Lease liabilities	306,773	61,926	—	368,699
Dividends payable	117	—	—	117
Provisions for legal proceedings	38,325	182,106	—	220,431
Derivative liabilities	103,629	13,179	—	116,808
Other current liabilities	629,386	207,794	(31,594)	805,586
TOTAL CURRENT LIABILITIES	8,744,906	2,877,443	(39,734)	11,582,615

NON-CURRENT LIABILITIES
Loans and financing	18,455,982	2,859,810	—	21,315,792
Income and other taxes payable	401,062	23,374	—	424,436
Payroll and social charges	335,598	2,207	—	337,805
Lease liabilities	1,236,256	189,262	—	1,425,518
Deferred income taxes	715,129	459,953	—	1,175,082
Provisions for legal proceedings	223,544	—	—	223,544
Related party payable	142,536	—	—	142,536
Derivative liabilities	101,901	—	—	101,901
Other non-current liabilities	42,810	7,276	—	50,086
TOTAL NON-CURRENT LIABILITIES	21,654,818	3,541,882	—	25,196,700

EQUITY
Share capital - common shares	5,209,931	1,352,355	(6,520,726)	41,560
Reserves	2,824,158	1,805,301	3,434,798	8,064,257
Undistributed results	190,213	(71,728)	—	118,485
Attributable to company shareholders	8,224,302	3,085,928	(3,085,928)	8,224,302
Attributable to non-controlling interest	88,074	746,685	—	834,759
TOTAL EQUITY	8,312,376	3,832,613	(3,085,928)	9,059,061
TOTAL LIABILITIES AND EQUITY	38,712,100	10,251,938	(3,125,662)	45,838,376

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	December 31, 2025
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3,921,730	643,406	—	4,565,136
Margin cash	159,048	514	—	159,562
Trade accounts receivable	3,055,286	1,188,544	(11,906)	4,231,924
Dividends receivable	1,465	—	—	1,465
Inventories	4,949,488	1,157,677	—	6,107,165
Biological assets	1,288,243	538,523	—	1,826,766
Recoverable taxes	721,761	241,507	(6,057)	957,211
Derivative assets	140,971	14,631	—	155,602
Other current assets	242,811	202,424	(11,863)	433,372
TOTAL CURRENT ASSETS	14,480,803	3,987,226	(29,826)	18,438,203

NON-CURRENT ASSETS
Long-term investments	45,780	—	—	45,780
Recoverable taxes	1,874,572	—	—	1,874,572
Biological assets	256,583	355,216	—	611,799
Related party receivables	41,231	—	—	41,231
Deferred income taxes	516,308	31,474	(768)	547,014
Other non-current assets	378,828	109,975	—	488,803

Investments in equity-accounted investees	3,198,779	—	(3,027,167)	171,612
Property, plant and equipment	10,077,519	3,568,139	—	13,645,658
Right of use assets	1,370,826	242,821	—	1,613,647
Intangible assets	942,690	882,902	—	1,825,592
Goodwill	4,513,691	1,338,884	—	5,852,575

TOTAL NON-CURRENT ASSETS	23,216,807	6,529,411	(3,027,935)	26,718,283

TOTAL ASSETS	37,697,610	10,516,637	(3,057,761)	45,156,486

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	December 31, 2025
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	4,313,158	1,895,272	(1,033)	6,198,100
Supply chain finance	1,134,459	—	—	1,134,459
Loans and financing	781,928	51,157	—	833,085
Income taxes	170,093	123,994	(6,057)	288,030
Other taxes payable	119,893	33,066	—	152,959
Payroll and social charges	1,072,999	48,716	—	1,560,159
Lease liabilities	294,217	6,067	—	354,887
Dividends payable	—	—	—	—
Provisions for legal proceedings	159,217	—	—	159,217
Derivative liabilities	152,218	4,187	—	156,405
Other current liabilities	398,770	319,178	(13,439)	704,509
TOTAL CURRENT LIABILITIES	8,596,952	2,481,637	(20,529)	11,541,810

NON-CURRENT LIABILITIES
Loans and financing	17,166,293	3,091,190	—	20,257,483
Income and other taxes payable	385,147	2,258	—	407,727
Payroll and social charges	303,900	(15,835)	—	288,065
Lease liabilities	1,212,245	200,153	—	1,412,398
Deferred income taxes	695,746	474,322	(768)	1,169,300
Provisions for legal proceedings	209,358	—	—	209,358
Related party payable	190,998	—	—	190,998
Derivative liabilities	114,376	—	—	114,376
Other non-current liabilities	34,138	8,042	—	42,180
TOTAL NON-CURRENT LIABILITIES	20,312,201	3,760,130	(768)	24,091,885

EQUITY
Share capital - common shares	5,145,820	1,351,259	(6,461,965)	35,114
Reserves	6,803,802	(221,108)	—	6,582,694
Undistributed results	(3,246,042)	1,897,016	3,434,798	2,085,772
Attributable to company shareholders	8,703,580	3,027,167	(3,027,167)	8,703,580
Attributable to non-controlling interest	84,877	734,334	—	819,211
TOTAL EQUITY	8,788,457	3,761,501	(3,027,167)	9,522,791
TOTAL LIABILITIES AND EQUITY	37,697,610	10,003,268	(3,048,464)	45,156,486

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
Consolidated statements of income:

	Six-month period ended June 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

NET REVENUE	36,439,203	9,153,043	(84,041)	45,508,205
Cost of sales	(32,761,445)	(7,918,312)	84,041	(40,595,716)
GROSS PROFIT	3,677,758	1,234,731	—	4,912,489

General and administrative expenses	(714,352)	(429,397)	—	(1,143,749)
Selling expenses	(2,152,937)	(560,590)	—	(2,713,527)
Other income	59,768	10,043	—	69,811
Other expenses	(24,071)	(19,357)	—	(43,428)
NET OPERATING EXPENSES	(2,831,592)	(999,301)	—	(3,830,893)

OPERATING PROFIT	846,166	235,430	—	1,081,596

Finance income	277,034	30,794	—	307,828
Finance expense	(1,201,370)	(116,239)	—	(1,317,609)
NET FINANCE EXPENSE	(924,336)	(85,445)	—	(1,009,781)

Share of profit of equity-accounted investees, net of tax	14,794	—	—	14,794

PROFIT (LOSS) BEFORE TAXES	(63,376)	149,985	—	86,609

Current income taxes	(10,007)	(41,864)	—	(51,871)
Deferred income taxes	105,024	5,653	—	110,677
TOTAL INCOME TAXES	95,017	(36,211)	—	58,806
NET INCOME (LOSS)	31,641	113,774	—	145,415

ATTRIBUTABLE TO:
Company shareholders	25,090	93,395	—	118,485
Non-controlling interest	6,551	20,379	—	26,930
	31,641	113,774	—	145,415

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Three-month period ended June 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

NET REVENUE	19,326,455	4,623,455	(50,330)	23,899,580
Cost of sales	(17,359,139)	(4,002,870)	50,330	(21,311,679)
GROSS PROFIT	1,967,316	620,585	—	2,587,901

General and administrative expenses	(333,353)	(254,772)	—	(588,125)
Selling expenses	(1,121,215)	(289,766)	—	(1,410,981)
Other income	21,112	7,015	—	28,127
Other expenses	(5,849)	(13,964)	—	(19,813)
NET OPERATING EXPENSES	(1,439,305)	(551,487)	—	(1,990,792)

OPERATING PROFIT	528,011	69,098	—	597,109

Finance income	122,525	13,126	—	135,651
Finance expense	(767,937)	(63,286)	—	(831,223)
NET FINANCE EXPENSE	(645,412)	(50,160)	—	(695,572)

Share of profit of equity-accounted investees, net of tax	(123,621)	—	—	(123,621)

PROFIT (LOSS) BEFORE TAXES	(241,022)	18,938	—	(222,084)

Current income taxes	(11,243)	(6,858)	—	(18,101)
Deferred income taxes	143,287	723	—	144,010
TOTAL INCOME TAXES	132,044	(6,135)	—	125,909
NET INCOME (LOSS)	(108,978)	12,803	—	(96,175)

ATTRIBUTABLE TO:
Company shareholders	(112,689)	10,580	—	(102,109)
Non-controlling interest	3,711	2,223	—	5,934
	(108,978)	12,803	—	(96,175)

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Six-month period ended June 30, 2025
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

NET REVENUE	31,395,837	9,214,898	(86,559)	40,524,176
Cost of sales	(27,671,997)	(7,481,666)	86,559	(35,067,104)
GROSS PROFIT	3,723,840	1,733,232	—	5,457,072

General and administrative expenses	(752,599)	(326,112)	—	(1,078,711)
Selling expenses	(1,926,466)	(468,171)	—	(2,394,637)
Other income	40,754	7,316	—	48,070
Other expenses	(16,925)	(26,874)	—	(43,799)
NET OPERATING EXPENSES	(2,655,236)	(813,841)	—	(3,469,077)

OPERATING PROFIT	1,068,604	919,391	—	1,987,995

Finance income	249,440	55,657	—	305,097
Finance expense	(759,879)	(113,168)	—	(873,047)
NET FINANCE EXPENSE	(510,439)	(57,511)	—	(567,950)

Share of profit of equity-accounted investees, net of tax	10,556	—	—	10,556

PROFIT BEFORE TAXES	568,721	861,880	—	1,430,601

Current income taxes	(158,249)	(232,208)	—	(390,457)
Deferred income taxes	90,584	19,920	—	110,504
TOTAL INCOME TAXES	(67,665)	(212,288)	—	(279,953)
NET INCOME	501,056	649,592	—	1,150,648

ATTRIBUTABLE TO:
Company shareholders	494,483	533,820	—	1,028,303
Non-controlling interest	6,573	115,772	—	122,345
	501,056	649,592	—	1,150,648

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Three-month period ended June 30, 2025
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

NET REVENUE	16,285,662	4,754,579	(42,585)	20,997,656
Cost of sales	(14,396,821)	(3,810,899)	42,585	(18,165,135)
GROSS PROFIT	1,888,841	943,680	—	2,832,521

General and administrative expenses	(330,580)	(191,704)	—	(522,284)
Selling expenses	(972,216)	(234,824)	—	(1,207,040)
Other income	13,208	4,517	—	17,725
Other expenses	(7,130)	(8,712)	—	(15,842)
NET OPERATING EXPENSES	(1,296,718)	(430,723)	—	(1,727,441)

OPERATING PROFIT	592,123	512,957	—	1,105,080

Finance income	47,666	21,771	—	69,437
Finance expense	(384,468)	(61,373)	—	(445,841)
NET FINANCE EXPENSE	(336,802)	(39,602)	—	(376,404)

Share of profit of equity-accounted investees, net of tax	7,821	—	—	7,821

PROFIT BEFORE TAXES	263,142	473,355	—	736,497

Current income taxes	(38,295)	(127,371)	—	(165,666)
Deferred income taxes	14,991	8,492	—	23,483
TOTAL INCOME TAXES	(23,304)	(118,879)	—	(142,183)
NET INCOME	239,838	354,476	—	594,314

ATTRIBUTABLE TO:
Company shareholders	236,907	291,172	—	528,079
Non-controlling interest	2,931	63,304	—	66,235
	239,838	354,476	—	594,314

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)
Consolidated statements of comprehensive income:

	Six-month period ended June 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

Net income (loss)	31,641	113,774	—	145,415

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain (loss) on foreign currency translation adjustments	384,337	(54,408)	—	329,929
Gain (loss) on cash flow hedge	2,007	—	—	2,007
Deferred income tax on gain (loss) on cash flow hedge	815	—	—	815
Other fair value adjustments through other comprehensive income	(396)	396	—	—
Items that will not be reclassified to statement of income:
Gains associated with pension and other postretirement benefit obligations	(57)	(956)	—	(1,013)
Income tax on gain associated with pension and other postretirement benefit obligations	317	—	—	317
Total other comprehensive income (loss)	387,023	(54,968)	—	332,055

Comprehensive Income (loss)	418,664	58,806	—	477,470
Comprehensive Income on subsidiaries	58,806	—	(58,806)	—
	477,470	58,806	(58,806)	477,470

Total comprehensive income attributable to:
Company shareholders	471,371	48,454	(58,806)	461,019
Non-controlling interest	6,099	10,352	—	16,451
	477,470	58,806	(58,806)	477,470

	Three-month period ended June 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

Net income (loss)	(108,978)	12,803	—	(96,175)

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain (loss) on foreign currency translation adjustments	10,670	8,901	—	19,571
Gain (loss) on cash flow hedge	1,698	—	—	1,698
Deferred income tax on gain (loss) on cash flow hedge	433	—	—	433
Other fair value adjustments through other comprehensive income	45	(45)	—	—
Items that will not be reclassified to statement of income:
Gains associated with pension and other postretirement benefit obligations	152	(188)	—	(36)
Income tax on gain associated with pension and other postretirement benefit obligations	61	—	—	61
Total other comprehensive income (loss)	13,059	8,668	—	21,727

Comprehensive Income (loss)	(95,919)	21,471	—	(74,448)
Comprehensive Income on subsidiaries	21,471	—	(21,471)	—
	(74,448)	21,471	(21,471)	(74,448)

Total comprehensive income attributable to:
Company shareholders	(77,819)	17,787	(21,471)	(81,503)
Non-controlling interest	3,371	3,684	—	7,055
	(74,448)	21,471	(21,471)	(74,448)

Notes to the unaudited condensed consolidated financial information for the six-month period ended June 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Six-month period ended June 30, 2025
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

Net income	501,056	649,592	—	1,150,648

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain on foreign currency translation adjustments	642,291	324,957	—	967,248
Gain (loss) on cash flow hedge	(3,072)	3,034	—	(38)
Deferred income tax on gain (loss) on cash flow hedge	(53)	—	—	(53)
Other fair value adjustments through other comprehensive income	(35)	—	—	(35)
Items that will not be reclassified to statement of income:
Gains associated with pension and other postretirement benefit obligations	(103)	509	—	406
Income tax on gain associated with pension and other postretirement benefit obligations	53	—		53
Total other comprehensive income	639,081	328,500	—	967,581

Comprehensive Income (loss)	1,140,137	978,092	—	2,118,229
Comprehensive Income on subsidiaries	978,092	—	(978,092)	—
	2,118,229	978,092	(978,092)	2,118,229

Total comprehensive income attributable to:
Company shareholders	2,314,172	804,265	(978,092)	2,140,345
Non-controlling interest	(195,943)	173,827	—	(22,116)
	2,118,229	978,092	(978,092)	2,118,229

	Three-month period ended June 30, 2025
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

Net income	239,838	354,476	—	594,314

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain on foreign currency translation adjustments	149,796	239,773	—	389,569
Gain (loss) on cash flow hedge	(1,826)	1,412	—	(414)
Deferred income tax on gain (loss) on cash flow hedge	41	—	—	41
Other fair value adjustments through other comprehensive income	(10)	—	—	(10)
Items that will not be reclassified to statement of income:
Gains associated with pension and other postretirement benefit obligations	(179)	1,079	—	900
Income tax on gain associated with pension and other postretirement benefit obligations	69	—	—	69
Total other comprehensive income	147,891	242,264	—	390,155

Comprehensive Income (loss)	387,729	596,740	—	984,469
Comprehensive Income on subsidiaries	596,740	—	(596,740)	—
	984,469	596,740	(596,740)	984,469

Total comprehensive income attributable to:
Company shareholders	1,045,446	490,724	(596,740)	939,430
Non-controlling interest	(60,977)	106,016	—	45,039
	984,469	596,740	(596,740)	984,469

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from those discussed in the forward-looking statements for several reasons, including those described under “Cautionary Statement Regarding Forward-Looking Statements” above, in Part II, Item 1A of this Quarterly Report and in the section entitled “Item 3. Key Information—D. Risk Factors” in our Form 20-F.
This section should be read in conjunction with, and is qualified in its entirety by reference to: (1) JBS N.V.’s unaudited condensed consolidated interim financial information as of June 30, 2026 and for the three- and six-month periods ended June 30, 2026 and 2025, and the related notes thereto (our “unaudited interim financial statements”), which are included in Part I, Item I of this Quarterly Report; (2) JBS N.V.’s audited consolidated financial statements as of December 31, 2025 and 2024 and for each of the years in the three-year period ended December 31, 2025, and the related notes thereto, which are included in our Form 20-F (our “audited financial statements” and, together with our unaudited interim financial statements, our “financial statements”); and (3) the information presented under the section of our Form 20-F entitled “Presentation of Financial and Other Information.”
Overview
We are the largest protein company and one of the largest food companies in the world in terms of net revenue for the year ended December 31, 2025, according to Bloomberg’s Food Index and publicly available sources. Our net revenue was US$45.5 billion and US$40.5 billion for the six-month periods ended June 30, 2026 and 2025, respectively, and US$86.2 billion, US$77.2 billion and US$72.9 billion for the years ended December 31, 2025, 2024 and 2023, respectively. We recorded a net income of US$145.4 million and US$1.2 billion for the six-month period ended June 30, 2026 and 2025, respectively. We recorded a net income of US$2.2 billion for the year ended December 31, 2025, a net income of US$2.0 billion for the year ended December 31, 2024, and a net loss of US$0.1 billion for the year ended December 31, 2023. Our Adjusted EBITDA was US$2.6 billion and US$3.3 billion for the six-month periods ended June 30, 2026 and 2025, respectively, and US$6.8 billion, US$7.2 billion and US$3.5 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Through strategic acquisitions and capital investment, we have created a diversified global platform that allows us to prepare, package and deliver fresh and frozen, value-added and branded beef, poultry, pork, fish, lamb and egg products to leading retailers and foodservice customers. We sell our products to more than 330,000 customers worldwide in approximately 197 countries on six continents.
As of June 30, 2026, we were:
•the #1 global beef producer in terms of capacity, according to Nebraska Public Media, with operations in the United States, Australia, Canada and Brazil and an aggregate daily processing capacity of more than 78,000 heads of cattle;
•the #1 global poultry producer in terms of capacity, with operations in the United States, Brazil, United Kingdom, Mexico, Puerto Rico and Europe, and an aggregate daily processing capacity of more than 14.0 million chickens according to WATT Poultry, a global resource for the poultry meat industries;
•the #2 largest global pork producer in terms of capacity, with operations in the United States, Brazil, the United Kingdom, Australia and Europe, and an aggregate daily processing capacity of more than 149,000 hogs according to WATT Poultry;
•a leading lamb producer in terms of capacity, according to Levante, with operations in Australia and Europe and an aggregate daily processing capacity of more than 23,500 heads;
•a leading regional fish producer in terms of capacity, according to Forbes, with operations in Australia and an aggregate daily processing capacity of approximately 200 tons;
•a leading table eggs producer in Brazil, with operation in six Brazilian states, and an aggregate capacity of approximately 4 billion table eggs per year; and
•a significant global producer of value-added and branded meat products.

We primarily sell protein products, which include fresh and frozen cuts of beef, pork, lamb, fish, whole chickens, chicken parts and egg, to retailers (such as supermarkets, club stores and other retail distributors), and foodservice companies (such as restaurants, hotels, foodservice distributors and additional processors). Our food products are marketed under a variety of national and regional brands, including: in North America, “Swift,” “Just Bare,” “Pilgrim’s Pride,” “1855,” “Grass Run Garm,” “Gold Kist Farms,” “Gold’n Plump,” “Del Dia,” “La Herencia,” “Mantiqueira,” “Principe,” “Sampco” and premium brands “Sunnyvalley,” and “Imperial American Wagiu Beef;” in Brazil, “Swift,” “Seara,” “Friboi,” “Maturatta,” “Massa Leve,” “Marba,” “Doriana,” “Delícia,” “Primor,” “Incrível,” “Rezende,” “Mantiqueira,” and premium brands “1953 Friboi,” “Black Friboi,” “Seara Gourmet,” “Hans” and “Eder”; in Australia, “Swift” and “Great Southern”; and in Europe, “Moy Park,” “Richmond,” “Fridge Riders,” “Denny,” “Rollover” and “Oak House Foods”. We also produce value-added and branded products marketed, primarily under our portfolio of widely recognized consumer brands in some of our key markets, including “Seara” in Brazil, “Primo,” “Rivalea” and “Huon” in Australia and “Beehive” in New Zealand.
We are geographically diversified, with production facilities strategically located to optimize both raw material supply and proximity to consumer markets. In the six-month period ended June 30, 2026, the United States accounted for the largest share of our net revenue, in terms of production, representing 50%, followed by Brazil at 27%, as detailed in the table below.

	For the six-month period ended June 30, 2026
	US$	%
	(in millions of U.S. dollars, unless otherwise indicated)

United States of America ...........................................................	22,699.8	49.9%
Mexico and Canada ....................................................................	3,171.0	7.0%
Brazil ..........................................................................................	12,676.5	27.9%
Australia .....................................................................................	4,016.5	8.8%
Europe ........................................................................................	4,577.0	10.1%
Minor regions .............................................................................	630.2	1.4%
Total ...........................................................................................	47,770.8	105.0%
Intercompany elimination ..........................................................	(2,262.6)	(5.0)%
Total ...........................................................................................	45,508.2	100.0%
In terms of consumption, in the six-month periods ended June 30, 2026 and 2025 and in the year ended December 31, 2025, we generated 73%, 75% and 74% of our net revenue from sales in the countries where we operate our facilities, which we classify as domestic sales, and 27%, 25% and 26% of our net revenue represented export sales. The United States, Brazil and Australia are leading exporters of protein to many fast-growing markets, including Asia, Africa and the Middle East. Asia represented 51%, 49% and 50% of our net revenue from export sales in the six-month periods ended June 30, 2026 and 2025 and in the year ended December 31, 2025, respectively, primarily from sales in China, Japan and South Korea. Africa and the Middle East collectively represented 11%, 12% and 12% of our net revenue from export sales in the six-month periods ended June 30, 2026 and 2025 and in the year ended December 31, 2025, respectively.
Reportable Segments
Our management has defined our operating segments based on the reports that are used to make strategic decisions, analyzed by our chief operating decision maker, who is our chief executive officer. We operate in the following six reportable business segments: (1) Brazil; (2) Seara; (3) Beef North America; (4) Pork USA; (5) Pilgrim’s Pride; and (6) Australia. For additional information, see note 23 to our unaudited interim financial statements, which are included in Part I, Item I of this Quarterly Report, and note 25 to our audited financial statements, which are included in our Form 20-F, and “Item 4. Information on the Company—B. Business Overview—Description of Business Segments” in our Form 20-F. Each segment’s operating performance is evaluated by our chief operating decision maker based on Adjusted EBITDA. See “—Reconciliation of Adjusted EBITDA” below for more information about Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to net income (loss).

Description of Main Consolidated Statement of Income Line Items
Net Revenue
The vast majority of our net revenue is derived from contracts which are based upon a customer ordering our products. Net revenues are recognized when there is a contract with the customer, the transaction price is reliably measurable and when the control over the goods sold is transferred to the customer. We account for a contract, which may be verbal or written, when it is approved and committed by both parties, the rights of the parties are identified along with payment terms, the contract has commercial substance and collectability is probable. While there may be master agreements, the contract is only established when the customer’s order is accepted by us.
We evaluate the transaction for distinct performance obligations, which are the sale of our products to customers. Each performance obligation is recognized based upon a pattern of recognition that reflects the transfer of control to the customer at a point in time, which is upon destination (customer location or port of destination), which depicts the transfer of control and recognition of net revenue. There are instances of customer pick-up at our facility, in which case control transfers to the customer at that point and we recognize net revenue. Our performance obligations are typically fulfilled within days to weeks of the acceptance of the order.
The measurability of the transaction price can be impacted by variable consideration (i.e., discounts, rebates, incentives and the customer’s right to return products). Some or all of the estimated amount of variable consideration is included in the transaction price but only to the extent that it is highly probable a significant reversal in the amount of cumulative net revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This varies from customer to customer according to the terms of sale. However, due to the nature of our business, there is minimal variable consideration.
Allocating the transaction price to a specific performance obligation based upon the relative standalone selling prices includes estimating the standalone selling prices including discounts and variable consideration.
Shipping and handling activities are performed before a customer obtains control of the goods and its obligation is fulfilled upon transfer of the goods to a customer. Shipping and handling costs are recorded within cost of sales. We can incur incremental costs to obtain or fulfill a contract, such as payment of commissions, which are not expected to be recovered. The amortization period for such expenses is less than one year; therefore, the costs are expensed as incurred and included in deductions from sales.
We receive payments from customers based on terms established with the customer. Payments are typically due within seven days of delivery for domestic accounts and 30 days for international accounts. Customer contract liabilities relate to payments received in advance of satisfying the performance obligation under the contract. Moreover, a contract liability is recognized when we have an obligation to transfer products to a customer from whom the consideration has already been received. The recognition of the contractual liability occurs at the time when the consideration is received and settled. We recognize net revenue upon fulfilling the related performance obligation. Contract liabilities are presented as advances from customers in the statement of financial position.
We disaggregate our net revenues by (i) domestic sales, which refer to sales within each geographical location and (ii) export sales, which refer to sales outside of each geographical location.
We also disaggregate our net revenues between Brazil, Seara, Beef North America, Pork USA, Pilgrim’s Pride and Australia segments to align with our segment presentation in note 23 to our unaudited interim financial statements, which are included in Part I, Item I of this Quarterly Report, and note 25 to our audited financial statements, which are included in our Form 20-F.
We sell our products in the countries where we operate our facilities, which we classify as domestic sales, and elsewhere, which we classify as export sales, as follows:

	For the six-month period ended June 30,
	2026	2025
	(in millions of US$)
Domestic sales.............................................................................	33,385.9	30,274.4
Export sales.............................................................................	12,122.4	10,249.8
Net revenue.............................................................................	45,508.2	40,524.2
Our net revenue is derived from our six segments as set forth below.
•Net Revenue from Sales of Brazil. Our Brazil segment includes all of our operating activities in Brazil, mainly represented by slaughter facilities, cold storage and meat processing, fat, feed and production of cattle by-products, such as leather, collagen and other products produced in Brazil. Net revenues are generated from the sale of products predominantly to restaurant chains, food processing companies, distributors, supermarket chains, wholesale supermarket and other significant users within the food chain.
•Net Revenue from Sales of Seara. Our Seara segment includes all the operating activities of Seara and its subsidiaries, mainly represented by chicken and pork processing, production and commercialization of food products and value-added products. Net revenues are generated from the sale of products predominantly to restaurant chains, food processing companies, distributors, supermarket chains, wholesale supermarket and other significant users within the food chain.
•Net Revenue from Sales of Beef North America. Our Beef North America segment includes JBS USA’s beef processing operations in North America and the plant-based businesses in Europe. This segment also sells by-products to the variety meat, feed processing, fertilizer, automotive and pet food industries and also produces value-added meat products including toppings for pizzas. Sampco LLC imports processed meats and other foods such as canned fish, fruits and vegetables to the United States and Vivera Topholding BV produces and sells plant-based protein products in Europe.
•Net Revenue from Sales of Pork USA. Our Pork USA segment includes JBS USA’s pork operations, including Swift Prepared Foods. Net revenues are generated from the sale of products predominantly to retailers of fresh pork, including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings, are sold predominantly to further processors who, in turn, manufacture bacon, sausage, and deli and luncheon meats. In addition, net revenues are generated from the sale of case ready products. As a complement to our pork processing business, we also conduct business through our hog production operations, from which, JBS USA sources live hogs for its pork processing operations.
•Net Revenue from Sales of Pilgrim’s Pride. Our Pilgrim’s Pride segment includes PPC’s operations, the majority of whose revenues are generated from United States, United Kingdom, Europe and Mexico sales of fresh and prepared chicken. The fresh chicken products consist of refrigerated (non-frozen) whole or cut-up chicken, either pre-marinated or non-marinated, and pre-packaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts. The prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. The segment also generates net revenue from the sale of prepared pork products through Pilgrim’s Pride Limited. The segment includes the specialty meats and ready meals businesses of Pilgrim’s Food Masters and generates net revenues from branded and private label meats, meat snacks, food-to-go products, and ethnic chilled and frozen ready meals.
•Net Revenue from Sales of Australia. Our Australia segment includes our fresh, frozen, value-added and branded beef, lamb, pork and fish products in Australia and New Zealand. The majority of our beef net revenues from our operations in Australia are generated from the sale of fresh beef products (including fresh and frozen chuck cuts, rib cuts, loin cuts, round cuts, thin meats, ground beef, offal and other products). We also sell value-added and branded beef products (including frozen cooked and pre-cooked beef, corned cooked beef, beef cubes and consumer-ready products, such as hamburgers and sausages). We also operate lamb, pork and fish processing facilities in Australia and New Zealand, as the result of the acquisitions of Huon Aquaculture Group Ltd and the

Rivalea hog breeding and processing business in Australia. We also generate net revenues in Australia through our cattle hoteling business.
Cost of Sales
A significant portion of our cost of sales consists of raw materials, primarily biological assets and feed ingredients. We incur costs to (1) purchase livestock (cattle, hogs and lamb) ready for slaughter in the production of beef, pork and lamb products and (2) feed live animals (chickens, hogs and fish) for breeding and slaughter in the production of chicken, pork and fish products in our vertically-integrated operations. Raw materials costs are generally influenced by fluctuations in prices to purchase (i) livestock in the spot market or under contracts and (ii) feed ingredients, primarily corn and soy meal, which are the main feed ingredients required in our vertically integrated operations. In addition to purchasing livestock and feed ingredients, our cost of sales also consists of other production costs (including packaging and other raw materials) and labor. The key drivers of costs by segment are as follows:
•Brazil. In Brazil we generally purchase cattle livestock in the spot market transactions or under contracts that fluctuate with market conditions as we do not keep or raise our own cattle. Our Brazil operations are impacted primarily by grass-fed cattle supply. Reductions in the breeding herds can affect supply, and thus costs, over a period of years.
•Seara. Our vertically-integrated chicken and pork operations are impacted primarily by fluctuations in the price of feed ingredients.
•Beef North America. We generally purchase cattle livestock in the spot market or under contracts that fluctuate with market conditions as we do not keep or raise our own cattle. Our beef operations are impacted primarily by fed cattle supply. Our beef business is directly affected by fluctuations in the spot market based on available supply and indirectly influenced by fluctuations in the price of feed ingredients.
•Pork USA. In North America, we generally purchase pork livestock in the spot market or under contracts that fluctuate with market conditions and we raise approximately 25% of our hogs. Our pork business is directly affected by fluctuations in the price of feed ingredients.
•Pilgrim’s Pride. Our vertically-integrated chicken operations are impacted primarily by fluctuations in the price of feed ingredients.
•Australia. Our Australian beef operations are impacted primarily by fed cattle supply, in addition to fish feed ingredients and hog prices.
Adjusted EBITDA
Adjusted EBITDA is calculated by making the following adjustments to our net income, as further described below (see “—Reconciliation of Adjusted EBITDA”): exclusion of current and deferred income taxes; exclusion of share of profit of equity-accounted investees, net of tax; exclusion of net finance expense; exclusion of depreciation and amortization expenses; exclusion of antitrust agreements expenses; exclusion of donations and social programs expenses; exclusion of impairment of assets expenses; exclusion of restructuring expenses; exclusion of fiscal payments and installments; exclusion of Rio Grande do Sul claim losses; exclusion of extemporaneous litigation expenses; exclusion of reversal of tax credits; exclusion of avian influenza impacts; exclusion of certain tax assessment notice; exclusion of closure of plants expenses; and exclusion of certain other operating income (expense), net.
Operating Expenses
Our operating expenses consist primarily of:
•General and Administrative Expenses. This line item primarily includes expenses relating to corporate payroll, utilities and maintenance of our corporate offices and headquarters.
•Selling Expenses. This line item includes expenses relating to advertising, freights, payment of commissions and salaries to members of our sales team and expected credit losses.

Net Finance Expense
Net finance expense includes expenses relating to interest incurred on our indebtedness, interest income, gains and losses related to our net exposure to foreign currencies and fair value adjustments from financing and commodity-related derivative transactions.
Items Affecting Comparability of Financial Results
Acquisitions
We have a track record of acquiring and integrating operations. Through strategic acquisitions, we have built a diversified global platform, which has significantly increased our net revenues, partially due to these acquisitions.
Revenues, expenses and cash flows of acquired businesses are recorded for transactions consummated commencing after the closing date of the business acquired.
None of the acquisitions (individually or in the aggregate) that we completed during the periods discussed below under “—Summary of Results” is considered significant under the rules governing the inclusion of pro forma and historical financial statements in an SEC-registered offering of securities.
Currency
As a global company, our results of operations and financial condition have been, and will continue to be, exposed to foreign currency exchange rate fluctuations. The financial statements of each entity included in the consolidation are prepared using the functional currency of the main economic environment it operates.
Any depreciation or appreciation of the foreign currency exchange rate compared to an entity´s functional currency may impact our revenues, costs and expenses incurred in such functional currency or currencies other than our reporting currency, causing a monetary increase or decrease, provided that the other variables remain unchanged. In addition, a portion of our loans and financing is denominated in foreign currencies (foreign currency indicates loans denominated in a different currency from an entity´s functional currency). For this reason, any movement of the currency exchange rate compared to an entity´s functional currency may significantly increase or decrease our finance expense and our current and non-current loans and financing. Additionally, the results and financial position of all entities with a functional currency different from our functional currency (Brazilian real) have been translated to Brazilian real and then translated into the Group’s presentation currency (U.S. dollar).
Our risk management department enters into derivative instruments previously approved by our board of directors to protect financial assets and liabilities and future cash flow from commercial activities and net investments in foreign operations. Our board of directors has approved financial instruments to hedge our exposure to loans, investments, cash flows from interest payments, export estimate, acquisition of raw material, and other transactions, whenever they are quoted in currencies different than our or our subsidiaries’ functional currency. The primary exposures to exchange rate risk are in U.S. dollars, euros, British pounds, Mexican pesos and Australian dollars.
Principal Factors Affecting our Financial Condition and Results of Operations
Our results of operations have been influenced and will continue to be influenced by a variety of factors. In addition to the factors discussed below, factors that impact the results of our operations include outbreaks of livestock and poultry disease, product contamination or recalls, our ability to implement our business plan and the level of demand for our products in the countries in which we operate. Demand for our products in those countries is affected by the performance of their respective economies in terms of gross domestic product (GDP), as well as prevailing levels of employment, inflation and interest rates.
Brazil, Seara, Beef North America, Pork USA, Pilgrim’s Pride and Australia Segments
We operate globally and during the regular course of our operations are exposed to price fluctuations in feeder cattle, live cattle, lean hogs, corn, soybeans, and energy, especially in our North American, Australian and Brazilian markets.

Commodity markets are characterized by volatility arising from external factors including climate, supply levels, transportation costs, agricultural policies and storage costs, among others.
Our risk management department is responsible for mapping our exposure to commodity prices and proposing strategies to our risk management committee in order to mitigate such exposure. Biological assets are a very important raw material used by us. In order to maintain future supply of these materials, we enter into forward contracts to anticipate purchases with suppliers. To complement these forward purchases, we use derivative instruments to mitigate each specific exposure, most notably futures contracts, to mitigate the impact of price fluctuations - on inventories and sales contracts. We take the historical average amount spent on materials as an indication of the operational value to be protected by firm contracts.
In addition to the above, our risk management department monitors a number of other metrics and indicators that affect our operations in our Brazil, Seara, Beef North America, Pork USA, Pilgrim’s Pride and Australia segments, including the following:
•production volume;
•plant capacity utilization;
•sales volume; selling prices;
•customer demand and preferences (see “Item 3. Key Information—D. Risk Factors—Risks Relating to Our Business and Industries—Changes in consumer preferences and/or negative perception of the consumer regarding the quality and safety of our products could adversely affect our business” in our Form 20-F);
•commodity futures prices for livestock (see “Item 3. Key Information—D. Risk Factors— Risks Relating to Our Business and Industries—Our results of operations may be adversely affected by fluctuations in market prices for, and the availability of, livestock and animal feed ingredients” in our Form 20-F);
•the spread between livestock prices and selling prices for finished goods;
•utility prices and trends;
•livestock availability;
•production yield;
•seasonality;
•the economy performance of the countries where we sell our products;
•competition and industry consolidation;
•taxation;
•perceived value of our brands;
•interest rate fluctuations;
•currency exchange rate fluctuations (see “Item 3. Key Information—D. Risk Factors—Risks Relating to the Markets in Which We Operate—Our exports pose special risks to our business and operations” in our Form 20-F); and
•trade barriers, exchange controls and political risk and other risks associated with export and foreign operations (see “Item 3. Key Information—D. Risk Factors—Risks Relating to the Markets in Which We Operate—Our exports pose special risks to our business and operations” in our Form 20-F).

Effects of the Variation of Prices for the Purchase of Raw Materials on Our Costs of Goods Sold
Our principal raw materials are livestock and feed ingredients for our chicken, pork and fish operations. Raw materials accounted for a majority of the total cost of products sold during the six-month period ended June 30, 2026 and the year ended December 31, 2025. Changes in the price of cattle, pork and feed ingredients have a direct impact on operating costs and are based on factors beyond our management’s control, such as climate, the supply volume, transportation costs, agricultural policies and others. We seek to hedge the price paid for cattle purchased through financial instruments in order to attempt to protect ourselves from price variations between their date of the purchase and their date of the delivery. Our risk management department is responsible for mapping the exposures to commodity prices of the JBS Group and proposing strategies to our risk management committee, in order to mitigate such exposures. Biological assets are a very important raw material used by us. In order to maintain future supply of these materials, we participate in forward contracts to anticipate purchases with suppliers. To complement these forward purchases, we use derivative instruments to mitigate each specific exposure, most notably futures contracts, to mitigate the impact of price fluctuations - on inventories and sales contracts. We take the historical average amount spent on materials as an indication of the operational value to be protected by firm contracts.
The price of cattle, pork and feed ingredients in the domestic markets has significantly fluctuated in the past, and we believe that it will continue to fluctuate over the next few years. Any increase in the price of cattle, pork and feed ingredients and, consequently, production costs may adversely impact our gross margins and our results of operations if we are not able to pass these price increases to our clients. Conversely, any decrease in the price of cattle, pork and feed ingredients and, consequently, our production costs, may positively impact our gross margins and our results of operations.
Effect of Level of Indebtedness and Interest Rates
As of June 30, 2026, our total outstanding indebtedness was US$22,650.7 million, consisting of US$1,334.9 million of current loans and financing and US$21,315.8 million of non-current loans and financing, representing 61.6% of our total liabilities, which totaled US$36,779.3 million as of June 30, 2026.
As of December 31, 2025, our total outstanding indebtedness was US$21,090.6 million, consisting of US$833.1 million of current loans and financing and US$20,257.5 million of non-current loans and financing, representing 59.2% of our total liabilities, which totaled US$35,633.7 million as of December 31, 2025.
The interest rates that we pay on our indebtedness depend on a variety of factors, including local and international interest rates and risk assessments of our company, our industry and the global economies.
Fluctuations in Domestic Market Prices of Fresh and Processed Products Can Significantly Affect Our Operating Revenues
Domestic market prices for fresh and processed products are generally determined in accordance with market conditions. These prices are also affected by the additional markup that retailers charge end consumers. We have negotiated these margins with each network of retailers and depending on the network, with each store individually.
Effects of Fluctuations in Export Prices of Fresh and Processed Products on Operating Revenues
Fluctuations in export prices of our raw and processed products can significantly affect our net operating income. The prices of fresh and processed products that we charge in domestic and export markets have fluctuated significantly in recent years, and we believe that these prices will continue to fluctuate in the future.
Effects of Fluctuations in Foreign Exchange Rates Currencies
As our presentation currency is the U.S. dollars and some of our entities have other currencies as their functional currency (for example the Brazilian real), all else being equal, any strengthening of the U.S. dollar against these currencies will reduce the revenues and expenses of these entities, whereas any depreciation of the U.S. dollar against these currencies will increase their revenues and expenses.
For further information on our presentation currency, functional currencies and translation of foreign currencies see “—Items Affecting Comparability of Financial Results—Currency” above.

Impacts from Geopolitical Tensions
The Russia-Ukraine war began in February 2022. The impact of the ongoing war and sanctions has not been limited to businesses that operate in Russia and Ukraine and has negatively impacted and will likely continue to negatively impact other global economic markets including where we operate. The impacts have included and may continue to include, but are not limited to, higher prices for commodities, such as food products, ingredients and energy products, increasing inflation in some countries, and disrupted trade and supply chains. The conflict has disrupted shipments of grains, vegetable oils, fertilizer and energy products. Russia’s recent suspension of the Black Sea Grain Initiative, which allowed Ukraine to export grain and other food items, will likely further exacerbate rising food prices and supply chain issues if not reinstated.
The impact on the agriculture markets falls into two main categories: (1) the effect on Ukrainian crop production, as the region is key in global grain production; and (2) the duration of the disruption in trade flows. Safety and financing concerns in the region are restricting export execution, which is in turn forcing grain and oil demand to find alternative supply. The duration of the war and related volatility makes global markets extremely sensitive to growing-season weather in other global grain producing regions and has led to a large risk premium in futures prices. The continued volatility in the global markets as a result of the war has adversely impacted our costs by driving up prices, raising inflation and increasing pressure on the supply of feed ingredients and energy products throughout the global markets.
In addition, the U.S. government and other governments in jurisdictions in which we operate have imposed sanctions and export controls against Russia, Belarus and interests therein and threatened additional sanctions and controls. The impact of these measures, now and in the future, could adversely affect our business, supply chain or customers. See “Item 3. Key Information—D. Risk Factors—Risks Relating to the Markets in Which We Operate—Our business may be negatively impacted by economic or other consequences from conflicts, such as Russia’s war against Ukraine and Israel, the United States and Iran in the Middle East, and the sanctions imposed as a response to that actions” in our Form 20-F for additional information.
Moreover, on October 7, 2023, Hamas attacked Israel, with Israel then declaring war on Hamas in the Gaza Strip and since then, Israel has been involved in military conflicts with Hamas, Hezbollah, a terrorist organization based in Lebanon, and Iran, both directly and through proxies like the Houthi movement in Yemen and armed groups in Iraq and other terrorist organizations. Although certain ceasefire agreements have been reached, and some Iranian proxies have declared a halt to their attacks, there is no assurance that these agreements will be upheld, military activity and hostilities continue to exist at varying levels of intensity, and the situation remains volatile, with the potential for escalation into a broader regional conflict involving additional terrorist organizations and possibly other countries. In June 2025, a new round of direct hostilities broke out between Israel and Iran, involving significant missile and drone strikes exchanged between the two countries. This escalation has heightened regional instability. In October 2025, a new ceasefire went into effect under a U.S.-brokered framework, providing for the release of hostages by Hamas and prisoners by Israel, withdrawal of Israeli troops to agreed lines, and increase of humanitarian aid flows into Gaza. However, significant challenges threaten the durability of this ceasefire.
In February 2026, the United States and Israel launched coordinated military strikes against key Iranian military and infrastructure targets. This marked a significant escalation in the conflict, resulting in heightened instability across the Middle East, further disruptions to global energy markets, and increased volatility in international trade and supply chains. Escalation or expansion of hostilities, interventions by other groups or nations, the imposition of economic sanctions, disruption of shipping transit in the Straits of Hormuz or other significant trade routes, or similar outcomes could adversely affect the international trade, our business, results of operations, financial condition and cash flows.
During the quarter ended June 30, 2026, the escalation of geopolitical tensions in the Middle East increased macroeconomic uncertainty and volatility in energy and commodity markets, affecting our cost structure, primarily in relation to supplies, including packaging materials, transportation and freight, as well as higher costs associated with maritime transportation and the use of alternative routes. During the period, we incurred additional costs related to these effects. Management continues to monitor developments in this environment, including potential changes in transportation routes and possible trade restrictions, as well as their potential impacts on our operations and cost structure.

Impact of Inflation
Most of the countries and regions in which we operate, including the United States, Brazil, Australia, Mexico and Europe, are currently experiencing pronounced inflation. None of the locations in which we operate are experiencing hyperinflation. All segments experienced inflation in operating costs, especially in labor, freight and transportation and certain materials. We have also experienced high average sales prices impacted by the current inflationary environment. We have responded to inflationary challenges in 2023, 2024 and 2025 by continuing negotiations with customers to pass through costs increases in order to recoup the increased expenses we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
For more information about the risks of inflation on our operations, see “Item 3. Key Information—D. Risk Factors—Risks Relating to the Markets in Which We Operate—Deterioration of global economic conditions could adversely affect our business” and “—We are exposed to emerging and developing country risks,” —The Brazilian government exercises, and will continue to exercise, significant influence over the Brazilian economy. These influences, as well as the political and economic conditions of the country, could negatively affect our activities” and “—Our business may be negatively impacted by economic or other consequences from conflicts, such as Russia’s war against Ukraine and Israel, the United States and Iran in the Middle East, and the sanctions imposed as a response to that actions” in our Form 20-F.
Recent Developments
For a description of our recent developments, see notes 1.2 and 1.3 to our unaudited interim financial statements, which are included in Part I, Item I of this Quarterly Report.
Overview of Results
We recorded a net income of US$145.4 million for the six-month period ended June 30, 2026, as compared to a net income of US$1,150.6 million for the six-month period ended June 30, 2025.

Summary of Results
Six-Month Period Ended June 30, 2026 Compared to the Six-Month Period Ended June 30, 2025

	For the six-month period ended June 30,
	2026	2025	% Change

	(in millions of US$)

Consolidated statement of income:
Net revenue..........................................................................................	45,508.2	40,524.2	12.3%
Cost of sales.........................................................................................	(40,595.7)	(35,067.1)	15.8%
Gross profit.........................................................................................	4,912.5	5,457.1	(10.0)%
Selling expenses...................................................................................	(2,713.5)	(2,394.6)	13.3%
General and administrative expenses...................................................	(1,143.7)	(1,078.7)	6.0%
Other income........................................................................................	69.8	48.1	45.2%
Other expenses.....................................................................................	(43.4)	(43.8)	(0.8)%
Net operating expenses......................................................................	(3,830.9)	(3,469.1)	10.4%
Operating profit..................................................................................	1,081.6	1,988.0	(45.6)%
Finance income....................................................................................	307.8	305.1	0.9%
Finance expense...................................................................................	(1,317.6)	(873.0)	50.9%
Net finance expense............................................................................	(1,009.8)	(568.0)	77.8%
Share of profit of equity-accounted investees, net of tax.....................	14.8	10.6	40.1%
Profit before taxes..............................................................................	86.6	1,430.6	(93.9)%
Current income taxes............................................................................	(51.9)	(390.5)	(86.7)%
Deferred income taxes..........................................................................	110.7	110.5	0.2%
Total income taxes..............................................................................	58.8	(280.0)	n.m.
Net income...........................................................................................	145.4	1,150.6	(87.4)%
______________ n.m. = not meaningful.
Net Income

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net income.......................................................................	145.4	1,150.6	(1,005.2)	(87.4)%
Net margin (net income as percentage of net revenue)...	0.3%	2.8%	(2.5) p.p.	—
For the reasons described below, our net income decreased by US$1,005.2 million, or 87.4%, in the six-month period ended June 30, 2026, as compared to the same period in 2025. Our net margin (net income as percentage of net revenue) was 0.3% for the six-month period ended June 30, 2026, compared to 2.8% for the same period in 2025.

Net Revenue

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue......................................................................	45,508.2	40,524.2	4,984.0	12.3%
Our net revenue increased by US$4,984.0 million, or 12.3%, in the six-month period ended June 30, 2026, as compared to the same period in 2025. Our net revenue was positively impacted by an overall 10.4% increase in our average sales prices and by a 1.7% increase in sales volumes considering all segments. For more information, see “—Segment Results” below.
Cost of Sales

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Cost of sales.....................................................................	(40,595.7)	(35,067.1)	(5,528.6)	15.8%
Gross profit......................................................................	4,912.5	5,457.1	(544.6)	(10.0)%
Cost of sales as percentage of net revenue.......................	89.2%	86.5%	2.7 p.p.	—
Our cost of sales increased by US$5,528.6 million, or 15.8%, in the six-month period ended June 30, 2026, as compared to the same period in 2025, primarily due to a 16.5% increase in the cost of inventories, raw materials and production inputs to US$34,756.4 million in the six-month period ended June 30, 2026 from US$29,836.8 million in the same period in 2025, primarily due to the increase in the cost of cattle, which reached record levels.
Selling Expenses

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Selling expenses...............................................................	(2,713.5)	(2,394.6)	(318.9)	13.3%
Selling expenses as percentage of net revenue.................	6.0%	5.9%	0.1 p.p.	—
Our selling expenses increased by US$318.9 million, or 13.3%, in the six-month period ended June 30, 2026, as compared to the same period in 2025, primarily due to: (1) a 13.8% increase in freight and selling expenses to US$2,115.1 million in the six-month period ended June 30, 2026 from US$1,859.3 million in the same period in 2025, primarily due to the increase in sales volumes and fuel prices; and (2) a 13.8% increase in salaries and benefits to US$313.4 million in the six-month period ended June 30, 2026 from US$275.3 million in the same period in 2025, mainly related to increase in wages and performance bonus.

General and Administrative Expenses

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

General and administrative expenses...............................	(1,143.7)	(1,078.7)	(65.0)	6.0%
General and administrative expenses as percentage of net revenue.......................................................................	2.5%	2.7%	(0.2) p.p.	—
Our general and administrative expenses increased by US$65.0 million, or 6.0%, in the six-month period ended June 30, 2026, as compared to the same period in 2025, primarily due to:
•Fees, services held and general expenses – Fees, services held and general expenses increased by US$45.4 million, or 14.6%, to US$356.3 million in the six-month period ended June 30, 2026 from US$310.9 million in the same period in 2025, primarily as a result of increased fees, mainly related to legal services; and
•DOJ and antitrust agreements – U.S. Department of Justice and antitrust agreements increased by US$23.7 million, to US$157.4 million in the six-month period ended June 30, 2026 from US$133.6 million in the same period in 2025, primarily as a result of addition of new agreements in relation to our Pork USA and Beef North America segments in the period ended June 30, 2026.
Other Income

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Other expenses.................................................................	69.8	48.1	21.7	45.2%
Other expenses as percentage of net revenue...................	0.2%	0.1%	0.1 p.p.	0
Our other income increased by US$21.7 million, or 45.2%, in the six-month period ended June 30, 2026, as compared to the same period in 2025. This increase is primarily related to (1) an increase in gain related to the sales of assets, to US$33.5 million in the six-month period ended June 30, 2026, from US$18.9 million in the same period in 2025, (2) an increase in tax credits from prior periods to US$8.6 million in the six-month period ended June 30, 2026, from US$4.1 million in the same period in 2025, (3) an increase in rental income to US$4.1 million in the six-month period ended June 30, 2026 from US$1.9 million in the same period in 2025, and (4) carbon credits of US$2.7 million recognized in the six-month period ended June 30, 2026, with no corresponding effect recognized in the six-month period ended June 30, 2025.
Other Expenses

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Other expenses.................................................................	(43.4)	(43.8)	0.4	(0.8)%
Other expenses as percentage of net revenue...................	0.1%	0.1%	—	—
Our other expenses decreased by US$0.4 million, or 0.8%, in the six-month period ended June 30, 2026, as compared to the same period in 2025, primarily due to the decrease in restructuring expenses to US$20.1 million in the six-month period ended June 30, 2026 from US$22.9 million in the same period in 2025 and the increase in losses on asset sales to

US$24.4 million in the six-month period ended June 30, 2026 from US$4.6 million in the same period in 2025. This decrease was partially offset by other non-significant items.
Net Finance Expense

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net finance expense........................................................	(1,009.8)	(568.0)	(441.8)	77.8%
Gains from exchange rate variation.................................	134.4	56.8	77.6	136.6%
Fair value adjustments on derivatives..............................	(87.3)	9.6	(96.9)	n.m.
Interest expense................................................................	(998.5)	(793.0)	(205.5)	25.9%
Interest income.................................................................	153.3	228.1	(74.8)	(32.8)%
Bank fees and others........................................................	(211.7)	(69.4)	(142.3)	205.0%

Our net finance expense increased by US$441.8 million, or 77.8%, in the six-month period ended June 30, 2026, as compared to the same period in 2025, primarily due to:
•Interest expense – Interest expense increased by US$205.5 million, or 25.9%, in the six-month period ended June 30, 2026, as compared to the same period in 2025. This was primarily due to a US$148.8 million increase in interest expenses from loans and financing;
•Bank fees and others – Bank fees and others increased by US$142.3 million, or 205.0%, in the six-month period ended June 30, 2026, as compared to the same period in 2025. This increase was primarily due to the loss on early extinguishment of debt of US$152.5 million related to the tender offer for the acquisition of certain PPC 6.250% Notes due 2033 and JBS 6.750% Senior Notes due 2034;
•Fair value adjustments on derivatives – Fair value adjustments on derivatives decreased by US$96.9 million in the six-month period ended June 30, 2026, as compared to the same period in 2025. This change was primarily driven by unrealized fair value losses on grain derivative positions used in our risk management activities. These fair value adjustments reflect changes in forward commodity prices during the period and are expected to be offset by the underlying physical grain purchases as they occur; and
•Interest income – Interest income decreased by US$74.8 million, or 32.8%, in the six-month period ended June 30, 2026, as compared to the same period in 2025. This was primarily due to a decrease in interest income from financial investments, mainly as a result of a reduction in cash and cash position during the six-month period ended June 30, 2026.
Partially offset by:
•Gains from exchange rate variation – Gains from exchange rate variation increased by US$77.6 million in the six-month period ended June 30, 2026, as compared to the same period in 2025. This increase was primarily attributable to (i) favorable foreign exchange impacts on U.S. dollar-denominated financial liabilities of the Brazilian entities, resulting from the appreciation of the Brazilian real against the U.S. dollar, and (ii) the appreciation of the U.S. dollar against the Canadian dollar, which resulted in favorable foreign exchange impacts on intercompany balances.

Current and Deferred Income Taxes

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Profit before taxes..........................................................	86.6	1,430.6	(1,344.0)	(93.9)%
Brazilian statutory corporate tax rate...............................	(34.00)%	(34.00)%	—	—
Expected tax expense.....................................................	(29.4)	(486.4)	457.0	(93.9)%
Current income taxes........................................................	(51.9)	(390.5)	338.6	(86.7)%
Deferred income taxes......................................................	110.7	110.5	0.2	0.2%
Total income taxes..........................................................	58.8	(280.0)	338.8	n.m.
Effective income tax rate	67.9%	(19.6)%	87.5 p.p.	—

The Brazilian statutory corporate tax rate for Brazilian income tax and social contribution is 34%. However, our effective tax rate may change in each period based on fluctuations in the taxable income generated by each of our foreign subsidiaries, different tax rates in countries where we operate and the tax credits generated by tax payments made by foreign subsidiaries, which can be used to offset taxes that would be paid in Brazil.
The nature and timing of the permanent differences that arise during the period also affect our effective tax rate. These permanent differences generally refer to subsidies made for investments in Brazil and abroad, differences in tax rates on foreign subsidiaries, unrecognized deferred taxes in the current year, income from untaxed interest on foreign subsidiaries and the impact of taxation on companies with dual jurisdiction.
Effective income tax rate increased by 87.5 p.p. to a credit of 67.9% in relation to the profit before taxes in the six-month period ended June 30, 2026, compared to an expense of 19.6% in relation to the profit before taxes in the same period in 2025.
For the six-month period ended June 30, 2026, the operations of PPC (United States) and Seara (Brazil) reported slight growth in profit, while JBS Australia and JBS USA Pork reported significant profits, with the corresponding payment of taxes in their respective jurisdictions. Conversely, the consolidated results were also impacted by significant losses incurred by JBS Beef North America (operations in the United States, Mexico and Canada), as well as by the tax loss recorded by JBS S.A. This combination of factors reduced total taxable income in Brazil and, at the same time, increased the significance of foreign tax credits available for utilization.
In this context, we recognized an income tax credit for the six-month period ended June 30, 2026, primarily driven by the positive impact of utilizing these foreign tax credits mentioned above.

Segment Results

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$)

Net revenue
Brazil segment..................................................................	8,373.4	6,750.7	1,622.6	24.0%
Seara segment...................................................................	4,939.7	4,316.6	623.1	14.4%
Beef North America segment...........................................	14,936.5	13,226.7	1,709.8	12.9%
Pork USA segment...........................................................	4,111.0	4,060.7	50.3	1.2%
Pilgrim’s Pride segment...................................................	9,152.6	9,214.0	(61.4)	(0.7)%
Australia segment.............................................................	4,710.3	3,594.3	1,116.0	31.1%
Total reportable segments.............................................	46,223.4	41,163.1	5,060.4	12.3%
All other segments............................................................	667.5	324	343.5	106.0%
Eliminations (1)................................................................	(1,382.7)	(962.9)	(419.8)	43.6%
Total net revenue............................................................	45,508.2	40,524.2	4,984.0	12.3%
Adjusted EBITDA
Brazil segment..................................................................	436.9	359.7	77.3	21.5%
Seara segment...................................................................	749.7	817.5	(67.8)	(8.3)%
Beef North America segment...........................................	(345.0)	(333.5)	(11.6)	3.5%
Pork USA segment...........................................................	390.8	500.9	(110.1)	(22.0)%
Pilgrim’s Pride segment...................................................	952.6	1,477.9	(525.4)	(35.5)%
Australia segment.............................................................	363.5	450.5	(87.0)	(19.3)%
Total reportable segments.............................................	2,548.5	3,273.1	(724.6)	(22.1)%
All other segments............................................................	14.2	8.3	5.9	71.1%
Total Adjusted EBITDA................................................	2,562.7	3,281.4	(718.7)	(21.9)%
______________
n.a. = not applicable.
(1) Includes intercompany and intersegment transactions.

We measure our segment profitability using Adjusted EBITDA, which is calculated by making the following adjustments to net income, as further described below under “—Reconciliation of Adjusted EBITDA”: exclusion of current and deferred income taxes; exclusion of share of profit of equity-accounted investees, net of tax; exclusion of net finance expense; exclusion of depreciation and amortization expenses; exclusion of antitrust agreements expenses; exclusion of donations and social programs expenses; exclusion of impairment of assets expenses; exclusion of restructuring expenses; exclusion of fiscal payments and installments; exclusion of Rio Grande do Sul claim losses; exclusion of extemporaneous litigation expenses; exclusion of reversal of tax credits; exclusion of avian influenza impacts; exclusion of certain tax assessment notice; exclusion of closure of plants expenses; and exclusion of certain other operating income (expense), net.
Brazil Segment

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	8,373.4	6,750.7	1,622.7	24.0%
Adjusted EBITDA..................................................	436.9	359.7	77.3	21.5%

Net Revenue. The increase in our Brazil segment net revenue was mainly impacted by a 17.2% increase in sales prices, especially fresh meat in both domestic and export markets.
Adjusted EBITDA. Adjusted EBITDA in our Brazil segment increased by US$77.3 million, or 21.5%, to US$436.9 million in the six-month period ended June 30, 2026 from US$359.7 million in the same period in 2025, primarily due to the increase in net revenue.
Seara Segment

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	4,939.7	4,316.6	623.1	14.4%
Adjusted EBITDA..................................................	749.7	817.5	(67.8)	(8.3)%

Net Revenue. The increase in our Seara segment net revenue was impacted by (1) a 8.7% increase in sales volumes, especially fresh poultry in the export market; and (2) a 5.3% increase in sales prices, especially fresh poultry in the export market, and prepared food in the domestic market.
Adjusted EBITDA. Adjusted EBITDA in our Seara segment decreased by US$67.8 million, or 8.3%, to US$749.7 million in the six-month period ended June 30, 2026 from US$817.5 million in the same period in 2025, primarily due to higher raw material costs, reflecting higher slaughter volumes, as well as wages due to the improvement in performance bonus and annual adjustments.
Beef North America Segment

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	14,936.5	13,226.7	1,709.8	12.9%
Adjusted EBITDA..................................................	(345.0)	(333.5)	(11.6)	3.5%

Net Revenue. The increase in our Beef North America segment net revenue was impacted by a 21.0% increase in average sales price, mainly in the domestic market, partially offset by a 6.7% decrease in sales volume.
Adjusted EBITDA. Adjusted EBITDA in our Beef North America segment decreased by US$11.6 million, or 3.5%, to a loss of US$345.0 million in the six-month period ended June 30, 2026 from a loss of US$333.5 million in the same period in 2025, primarily due to the significant increase in cattle prices, that was partially offset by the increase in net revenue.
Pork USA Segment

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	4,111.0	4,060.7	50.3	1.2%
Adjusted EBITDA..................................................	390.8	500.9	(110.1)	(22.0)%

Net Revenue. The increase in our Pork USA segment net revenue of US$50.3 million, or 1.2%, in the six-month period ended June 30, 2026 was mainly impacted by a 1.7% increase in sales prices, in both export and domestic markets, partially offset by a 0.4% decrease in sales volumes, in both export and domestic markets.
Adjusted EBITDA. Adjusted EBITDA in our Pork USA segment decreased by US$110.1 million, or 22.0%, to US$390.8 million in the six-month period ended June 30, 2026 from US$500.9 million in the same period in 2025, primarily due to the increase in costs driven by a loss in fair value of live hogs, compared to a gain in the six-month period ended June 30, 2025.
Pilgrim's Pride Segment

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	9,152.6	9,214.0	(61.4)	(0.7)%
Adjusted EBITDA..................................................	952.6	1,477.9	(525.3)	(35.5)%

Net Revenue. The decrease in our Pilgrim’s Pride segment net revenue was mainly impacted by a 0.5% decrease in sales volumes, especially in the domestic market.
Adjusted EBITDA. Adjusted EBITDA in our Pilgrim’s Pride segment decreased by US$525.3 million, or 35.5%, to US$952.6 million in the six-month period ended June 30, 2026 from US$1,477.9 million in the same period in 2025, primarily due to (1) higher live operation costs; (2) the unfavorable impact of currency rate changes in Europe and Mexico; and (3) increase in legal settlements.
Australia Segment

	For the six-month period ended June 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	4,710.3	3,594.3	1,116.0	31.1%
Adjusted EBITDA..................................................	363.5	450.5	(87.0)	(19.3)%

Net Revenue. The increase in our Australia segment net revenue was impacted by (1) an increase of 15.8% in sales volumes, in both domestic and export markets, and (2) an increase of 13.1% in average sales prices, in both domestic and export markets.
Adjusted EBITDA. Adjusted EBITDA in our Australia segment decreased by US$87.0 million, or 19.3%, to US$363.5 million in the six-month period ended June 30, 2026 from US$450.5 million in the same period in 2025, primarily due to the increase in cattle prices, that was partially offset by the increase in net revenue.
Liquidity and Capital Resources
Our financial condition and liquidity is and will continue to be influenced by a variety of factors, including:
•our ability to generate cash flows from operations;
•the level of our outstanding indebtedness and the interest we are obligated to pay on our indebtedness, which affects our net financial results;
•prevailing domestic and international interest rates, which affect our debt service requirements;
•our ability to continue to borrow funds from financial institutions or to access the capital markets;

•our working capital needs, based on our growth plans;
•our capital expenditure requirements, which consist primarily of purchasing property, plant and equipment; and
•strategic investments and acquisitions.
Our principal cash requirements consist of the following:
•the purchase of raw materials, most of which represents the purchase of feed ingredients for the production of chicken and hogs and the purchase of livestock for our processing operations;
•our working capital requirements;
•the servicing of our indebtedness;
•capital expenditures related mainly to our purchases of property, plant and equipment;
•strategic investments, and acquisitions;
•dividends and other distributions; and
•taxes in connection with our operations.
Our main sources of liquidity consist of the following:
•cash flows from operating activities; and
•short-term and long-term borrowings.
For the next 12 months, we believe that our cash on hand, cash flow from operations and remaining availability under credit lines from commercial banks will be sufficient to meet our ongoing operating requirements, make scheduled principal and interest payments on our outstanding debt and fund our capital expenditures for the foreseeable future.
As of June 30, 2026, our total outstanding indebtedness was US$22,650.7 million, consisting of US$1,334.9 million of current loans and financing and US$21,315.8 million of non-current loans and financing, representing 61.6% of our total liabilities, which totaled US$36,779.3 million as of June 30, 2026.
We believe we have a strong liquidity position and a well-staggered debt maturity profile. As of June 30, 2026, we had cash and cash equivalents, margin cash and long-term investments of US$3,686.6 million. In addition, as of the same date, we are permitted to borrow up to US$3.4 billion under our revolving credit facilities. The chart below shows our debt amortization schedule, together with our cash and cash equivalents as of June 30, 2026 and our borrowing capacity under our revolving credit facilities as of June 30, 2026.

Debt Amortization Schedule
(in US$ millions)
(*) The amount of US$3,688 million represents the total of cash and cash equivalents, margin cash and long-term investments.
We believe that our cash and cash equivalents, margin cash and long-term investments balance together with our borrowing capacity under our revolving credit facilities as of June 30, 2026 should be sufficient to meet our outstanding debt requirements through mid-2033. However, this balance and our ability to continue to generate sufficient cash is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control. For more information, see “Item 3. Key Information—D. Risk Factors” in our Form 20-F.
Cash Flows
The table below shows our cash flows from operating, investing and financing activities for the periods indicated:

	For the six-month period ended June 30,
	2026	2025
	(in millions of US$)

Net cash provided by (used in) operating activities.......................	62.8	(43.1)
Net cash used in investing activities..............................................	(1,128.2)	(837.6)
Net cash used in financing activities.............................................	(141.4)	(2,334.8)
Effect of exchange rate changes on cash and cash equivalents.....	110.8	120.5
Change in cash and cash equivalents, net..................................	(1,096.0)	(3,094.9)
Cash and cash equivalents at the beginning of the period.............	4,565.1	5,613.7
Cash and cash equivalents at the end of the period.......................	3,469.1	2,518.8
Operating Activities
Cash flow provided by (used in) operating activities may vary from time to time according to the fluctuation of sales revenues, cost of sales, operating expenses, changes in operating activities, interest paid and received and income tax paid.
Net cash provided by operating activities for the six-month period ended June 30, 2026 was US$62.8 million, compared to net cash used in operating activities of US$43.1 million in the same period in 2025, an increase of US$105.9 million. This increase was primarily due to:
•an increase in cash generation from trade accounts receivable of US$523.5 million, to US$683.6 million in the six-month period ended June 30, 2026, from US$160.1 million in the same period in 2025; and
•a decrease in payments relating to DOJ and antitrust agreements of US$162.4 million, to US$98.8 million in the six-month period ended June 30, 2026, from US$261.2 million in the same period in 2025.

Partially offset by:
•a decrease in the adjustments to reconcile net income to cash generated from operating activities of US$497.5 million, to US$2,712.2 million in the six-month period ended June 30, 2026, from US$3,209.7 million in the same period in 2025; and
•a decrease in recoverable taxes of US$113.2 million, to a cash consumption of US$19.5 million in the six-month period ended June 30, 2026, from a cash generated of US$93.8 million in the same period in 2025.
Investing Activities
Cash flow provided by (used in) investing activities is primarily related to: (1) our acquisition of subsidiaries minus net cash at the time of acquisition; (2) our acquisition of property, plant and equipment; (3) our acquisition of intangible assets; and (4) our receipt of payment from the sale of property, plant and equipment.
For the six-month period ended June 30, 2026, net cash used in investing activities totaled US$1,128.2 million, of which, we highlight, (1) US$1,178.9 million was cash used in purchases of property, plant and equipment; which was partially offset by (2) US$48.1 million in cash provided by sales of property, plant and equipment and (3) US$26.4 million in cash provided by disposals of investments in joint ventures.
For the six-month period ended June 30, 2025, net cash used in investing activities totaled US$837.6 million, of which, we highlight, (1) US$714.1 million was cash used in purchases of property, plant and equipment, and (2) US$165.3 million was cash used in additions to investments in joint ventures and subsidiaries; which was partially offset by US$35.6 million in cash provided by sales of property, plant and equipment.
Financing Activities
Cash flow provided by financing activities includes primarily proceeds from new loans and financing and derivatives settled in cash. Cash flow used in financing activities includes primarily principal payments on loans and financing, payments related to derivatives settled in cash, payments for purchase of treasury shares and payments of dividends.
For the six-month period ended June 30, 2026, net cash used in financing activities totaled US$141.4 million, of which, we highlight, (1) US$2,700.7 million was cash used in payments of loans and financing, (2) US$1,039.1 million was dividend payments and (3) US$220.8 million was cash used in payments of leasing contracts; which was partially offset by US$3,865.5 million in cash proceeds from loans and financing.
For the six-month period ended June 30, 2025, net cash used in financing activities totaled US$2,334.8 million, of which, we highlight, (1) US$4,676.4 million was cash used in payments of loans and financings; (2) US$1,573.9 million was dividend payments; (3) US$266.4 million was dividends paid to non-controlling interest and (4) US$215.1 million was payments of leasing contracts; which was partially offset by US$4,494.2 million in cash proceeds from loans and financing.
Indebtedness and Financing Strategy
As of June 30, 2026, our total outstanding indebtedness was US$22,650.7 million, consisting of US$1,334.9 million of current loans and financing and US$21,315.8 million of non-current loans and financing, representing 61.6% of our total liabilities, which totaled US$36,779.3 million as of June 30, 2026.
As of December 31, 2025, our total outstanding indebtedness was US$21,090.6 million, consisting of US$833.1 million of current loans and financing and US$20,257.5 million of non-current loans and financing, representing 59.2% of our total liabilities, which totaled US$35,633.7 million as of December 31, 2025.
Our financing strategy has been and will be, over the next several years, to: (1) extend the average maturity of our outstanding indebtedness, including by refinancing short-term debt through longer-term borrowings and issuing longer-term debt securities, in order to increase our liquidity levels and improve our strategic, financial and operational flexibility;

and (2) reduce our financing costs by accessing lower-cost sources of finance, including through the capital markets and export finance.
Based on the profile of our indebtedness as of December 31, 2025 and our track record, we believe we will continue to be able to raise funds in U.S. dollars, euros and reais to meet our financial obligations. We further believe that our capital expenditures during recent years, in addition to capital expenditures that we intend to make in the near future, will allow us to increase our ability to generate cash, to strengthen our credit ratios and to enhance our capacity to meet our financial obligations.
We maintain lines of credit with various financial institutions to finance working capital requirements, and we believe we will continue to be able to obtain additional credit to finance our working capital needs based on our past track record and current market conditions.

Indebtedness Summary and Maturities
The table below sets forth our consolidated loans and financing as of June 30, 2026. A “foreign currency” instrument refers to an instrument whose currency is different from the functional currency of the borrower. A “local currency” instrument refers to an instrument whose currency is the same as the functional currency of the borrower.

Type	Average annual interest rate, range	Currency	Index	Maturity	As of June 30, 2026
					(in millions of US$)
Foreign currency:
ACC – Advances on exchange	4.70%	USD	—	2026	300.5
Export credit note.........................................................	5.06%	USD	SOFR	2026	156.9
Working capital – Dollar..............................................	3.80%	USD	SOFR	2026 - 2030	23.9
CRA - Agribusiness Credit Receivable Certificates.....	4.71% - 6.00%	USD	—	2027– 2035	103.3
Livestock financing......................................................	5.43%	USD	—	2031	3.2
Notes (Bonds)...............................................................	6.40%	Several	Several	2057	997.3
Others............................................................................	6.67%	Several	Several	Several	1.6
Total foreign currency.................................................					1,586.7

Local currency:
Notes (Bonds)...............................................................	2.50% - 7.25%	USD	—	2027 - 2066	18,107.3
CRA - Agribusiness Credit Receivable Certificates.....	6.39% - 14.95%	BRL	IPCA – CDI	2028 – 2065	2,302.4
Revolving credit...........................................................	3.50%	EUR	EURIBOR	2026	31.3
Revolving credit...........................................................	5.45% - 5.75%	AUD	BBSW	2026 – 2027	172.2
Livestock financing......................................................	9.00% - 14.15%	BRL	CDI – Fixed rate	2026 – 2035	210.4
Working Capital – Euros..............................................	2.12%	EUR	EURIBOR	2026 – 2032	45.3
CDC – Direct credit to consumers................................	14.18% - 17.12%	BRL	—	2026	0.1
Others............................................................................	5.13%	Several	Several	Several	194.9
Total local currency.....................................................					21,064.0
Total..............................................................................					22,650.7
Breakdown:
Current loans and financing (*)....................................					1,334.9
Non-current loans and financing..................................					21,315.8
Total..............................................................................					22,650.7
(*) Balances classified as current which have their maturities between July 2026 and June 30, 2027.

The table below sets forth the payment schedule of our consolidated loans and financing in the total amount of US$22,650.7 million, as of June 30, 2026:

	As of June 30, 2026
	(in millions of US$)	(%)

Total current.....................................................................................................	1,334.9	5.9%
2027....................................................................................................................	52.7	0.2%
2028....................................................................................................................	142.2	0.6%
2029....................................................................................................................	646.9	2.9%
2030....................................................................................................................	124.6	0.6%
2031....................................................................................................................	1,421.4	6.3%
After 2031...........................................................................................................	18,928.0	83.6%
Total non-current.............................................................................................	21,315.8	94.1%
Total...................................................................................................................	22,650.7	100.0%
Certain of our indebtedness is secured or guaranteed by the following: (1) receivables and inventories; (2) letters of credit; (3) guarantees by parent companies or subsidiaries; and (4) mortgages and liens on real estate, equipment and other items.
For a description of the material debt agreements of JBS S.A. and its subsidiaries, see “—Description of Material Indebtedness” below.
Capital Expenditures
We make capital expenditures primarily for acquisitions, strategic investments as well as equipment purchases and maintenance, expansions and modernization of our facilities including: (1) expansion and modernization of our Seara plants; (2) buildings and earthwork for our facilities in the United States; (3) investments in our new business (Novos Negócios) units and (4) the construction of a new Italian specialties and pepperoni plant in Columbia, South Carolina.
Our capital expenditures for the six-month period ended June 30, 2026 totaled US$1,178.9 million in cash used in the purchase of property, plant and equipment, of which 44% were investments in facilities and 66% were investments in capacity expansion.
The source of cash for our capital expenditures generally tends to be our own operating cash flows.
Description of Material Indebtedness
The following summarizes our material indebtedness as of the date of this Quarterly Report, unless otherwise noted.

Fixed-Rate Notes
We have the following series of fixed-rate debt securities in the international capital markets as of June 30, 2026.

Security	Outstanding Principal Amount	Final Maturity
(in millions)

JBS 2.500% Notes due 2027 (1)	US$796.2	July 2027
JBS 3.000% Notes due 2029 (1)	US$600.0	February 2029
JBS 3.750% Notes due 2031 (1)	US$493.0	December 2031
JBS 3.625% Sustainability-Linked Notes due 2032 (1)	US$307.0	January 2032
JBS 3.000% Sustainability-Linked Notes due 2032 (1)	US$1,000.0	May 2032
JBS 5.750% Notes due 2033 (1)	US$900.0	April 2033
JBS 6.750% Notes due 2034 (1)	US$900.0	March 2034
JBS 5.950% Notes due 2035 (1)	US$1,000.0	April 2035
JBS 5.500% Notes due 2036 (1)	US$1,250.0	January 2036
JBS 5.625% Notes due 2037 (2)	US$1,500.0	March 2037
JBS 4.375% Notes due 2052 (1)	US$105.9	February 2052
JBS 6.500% Notes due 2052 (1)	US$968.8	December 2052
JBS 7.250% Notes due 2053 (1)	US$899.6	November 2053
JBS 6.375% Notes due 2055 (1)	US$750.0	February 2055
JBS 6.250% Notes due 2056 (1)	US$1,250.0	March 2056
JBS 6.400% Notes due 2057 (2)	US$1,000.0	May 2057
JBS 6.375% Notes due 2066 (1)	US$1,000.0	April 2066
PPC 4.250% Sustainability-Linked Notes due 2031 (3)	US$672.5	April 2031
PPC 3.500% Notes due 2032 (3)	US$500.0	March 2032
PPC 6.250% Notes due 2033 (3)	US$1,661.7	July 2033
PPC 6.875% Notes due 2034 (3)	US$1,548.0	May 2034
______________
(1) On November 19, 2025, JBS USA, JBS N.V. and Regions Bank, as trustee, entered into supplemental indentures to each of the respective indentures governing these notes. Pursuant to each supplemental indenture, (1) JBS USA was substituted as a co-issuer by JBS N.V. and JBS N.V. became a co-issuer of these notes and (2) JBS S.A., JBS Global Luxembourg S.à r.l. and JBS Global Meat Holdings Pty Limited were released as parent guarantors of these notes, in each case, in accordance with the terms and conditions of the applicable indentures governing these notes. As a result, JBS S.A. was released from its obligations as a guarantor under the indentures, and JBS N.V. became the successor co-issuer under these notes, and has succeeded JBS S.A. as the registrant under these notes. In addition, JBS N.V., together with JBS USA Foods Group Holdings and JBS USA Food Company Holdings, became liable for all obligations under the indentures and these notes. Therefore, as of June 30, 2026, the issuers of these notes were JBS N.V., JBS USA Foods Group Holdings and JBS USA Food Company Holdings.
(2) These notes were co-issued by JBS N.V., JBS USA Foods Group Holdings and JBS USA Food Company Holdings.
(3) These notes were issued by PPC and are guaranteed by Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC, and JFC LLC.
The indentures governing these notes contain negative covenants that limit JBS N.V. or PPC, as applicable, and their respective significant restricted subsidiaries that guarantee these notes from creating liens on Principal Property (as defined in the applicable indentures governing each series of notes) to secure debt and entering into certain sale and leaseback transactions. In addition, the indentures governing these notes restrict JBS N.V.’s or PPC’s, as applicable, ability to merge, consolidate, sell or otherwise dispose of all or substantially all of their respective assets. These covenants are subject to certain exceptions and qualifications, including that as of the date of this Quarterly Report, there are no Principal

Properties. For more information about these covenants and the indentures governing each series of these notes, see Exhibits 2.2 through 2.56 to our Form 20-F and Exhibits 4.1 through 4.2 to this Quarterly Report. We are currently in compliance with the covenants under the indentures governing our notes.
In addition, holders of the 5.625% Notes due 2037 and the 6.400% Notes due 2057, co-issued by JBS N.V., JBS USA Foods Group Holdings and JBS USA Food Company Holdings, benefit from registration rights set forth in a registration rights agreement entered into by JBS N.V. on April 13, 2026, pursuant to which JBS N.V. agreed to use its commercially reasonable efforts to consummate an exchange offer within 365 days of entering into such registration rights agreement to allow holders of such series of notes to exchange their notes for the same principal amount of registered exchange notes. For more information about this registration rights agreement, see Exhibit 4.3 to this Quarterly Report.
Sustainability-Linked Bonds
As described above, we have issued three series of fixed-rate sustainability-linked debt securities in the international capital markets, as follows:
•JBS USA’s 3.625% Sustainability-Linked Notes due January 2032 in an aggregate principal amount of US$973.4 million;
•JBS USA’s 3.000% Sustainability-Linked Notes due May 2032 in an aggregate principal amount of US$988.7 million; and
•PPC’s 4.250% Sustainability-Linked Notes due April 2031 in an aggregate principal amount of US$794.1 million.
As further described below, each series of sustainability-linked notes contains certain sustainability performance targets of JBS S.A., JBS USA or PPC that if unsatisfied will result in an increase in the interest rate payable on the respective notes. The applicable sustainability performance targets are specifically tailored to the business, operations and capabilities of JBS S.A., JBS USA and PPC and do not easily lend themselves to benchmarking against sustainability performance targets that may be used by other companies. In connection with these notes, none of JBS S.A., JBS USA or PPC has committed to (i) allocate the net proceeds specifically to projects or business activities meeting sustainability criteria or (ii) be subject to any other limitations or requirements that may be associated with green instruments, social instruments or sustainability instruments or other financial instruments in any particular market.
Furthermore, as there is currently no generally accepted definition (legal, regulatory or otherwise) of, nor market consensus as to what criteria a particular financial instrument must meet to qualify as, “green,” “social,” “sustainable” or “sustainability-linked” (and, in addition, the requirements of any such label may evolve from time to time), no assurance was or could be given to investors in these notes or to any other party by the issuers or the guarantors of the notes or any second party opinion providers or any qualified provider of third-party assurance or attestation services appointed by each company (an “external verifier”) that the notes will meet any or all investor expectations regarding the sustainability performance target qualifying as “green,” “social,” “sustainable” or “sustainability-linked,” or satisfy an investor’s requirements or any future legal, quasi-legal or other standards for investment in assets with sustainability characteristics, or that any adverse social and/or other impacts will not occur in connection with JBS S.A., JBS USA and/or PPC striving to achieve the sustainability performance target or the use of the net proceeds from the offering of notes.
In addition, no assurance or representation was given by the issuers and guarantors of the notes, any second party opinion providers or any external verifier as to the suitability or reliability for any purpose whatsoever of any opinion, report or certification of any third party in connection with the offering of the notes or the respective sustainability performance targets to fulfill any green, social, sustainability, sustainability-linked and/or other criteria. Any such opinion, report or certification is not, nor shall it be deemed to be, incorporated in and/or form part of this Quarterly Report.
There can be no assurance of the extent to which JBS S.A., JBS USA and/or PPC will be successful in significantly decreasing their greenhouse gas emissions. Although a failure to achieve the applicable sustainability performance targets will give rise to an upward adjustment of the applicable interest rates, any such failure would not be an event of default under the notes, nor would such failure result in a requirement to redeem or repurchase such securities.

See “Item 3. Key Information—D. Risk Factors—Risks Relating to Our Business and Industries—Failure by us to achieve our sustainability performance targets may result in increased interest payments under future financings and harm to our reputation” in our Form 20-F.
JBS USA’s 3.625% Sustainability-Linked Notes due January 2032
Under the terms of JBS USA’s 3.625% Sustainability-Linked Notes due January 2032, if JBS S.A. does not satisfy the sustainability performance target it established under its Sustainability-Linked Framework adopted in June 2021 (the “JBS S.A. June 2021 Sustainability-Linked Framework”) to reduce its Global Greenhouse Gas Emissions Intensity by 16.364% by December 31, 2025, based on linear annual improvements against the 2019 baseline year, and provide confirmation thereof to the trustee together with a related confirmation by an external verifier at least 30 days prior to January 15, 2027, the interest rate payable on the notes will be increased by 25 basis points from and including January 15, 2027 to and including the maturity date of January 15, 2032. For more information about the JBS S.A. June 2021 Sustainability-Linked Framework, including the sustainability performance target, see “Item 4. Information on the Company—B. Business Overview—Climate Change Reduction Goals—Sustainability-Linked Frameworks—JBS S.A. June 2021 Sustainability-Linked Framework” in our Form 20-F.
JBS USA’s 3.000% Sustainability-Linked Notes due May 2032
Under the terms of JBS USA’s 3.000% Sustainability-Linked Notes due May 2032, if JBS USA does not satisfy the sustainability performance target it established under its Sustainability-Linked Framework adopted in November 2021 (the “JBS USA Sustainability-Linked Framework”) to reduce its Global Greenhouse Gas Emissions Intensity by 20.30% by December 31, 2026, based on linear annual improvements against the 2019 baseline year, and provide confirmation thereof to the trustee together with a related confirmation by an external verifier within six months after December 31, 2026, the interest rate payable on the notes will be increased by 25 basis points from and including November 15, 2027 to and including the maturity date of May 15, 2032. For more information about the JBS USA Sustainability-Linked Framework, including the sustainability performance target, see “Item 4. Information on the Company—B. Business Overview—Climate Change Reduction Goals—Sustainability-Linked Frameworks— JBS USA Sustainability-Linked Framework” in our Form 20-F.
PPC’s 4.250% Sustainability-Linked Notes due April 2031
Under the terms of PPC’s 4.250% Sustainability-Linked Notes due April 2031, if PPC does not satisfy the sustainability performance target it established under its Sustainability-Linked Framework adopted in March 2021(the “PPC Sustainability-Linked Framework”) to reduce its Global Greenhouse Gas Emissions Intensity by 17.679% by December 31, 2025, based on linear annual improvements against the 2019 baseline year, and provide confirmation thereof to the trustee together with a related confirmation by an external verifier at least 30 days prior to October 15, 2026, the interest rate payable on the notes will be increased by 25 basis points from and including October 15, 2026 to and including the maturity date of April 15, 2031. For more information about the PPC Sustainability-Linked Framework, including the sustainability performance target, see “Item 4. Information on the Company—B. Business Overview—Climate Change Reduction Goals—Sustainability-Linked Frameworks— PPC Sustainability-Linked Framework” in our Form 20-F.
JBS S.A. Revolving Credit Facility
On August 5, 2022, JBS S.A. and its subsidiaries JBS Investments Luxembourg S.à r.l., Seara Meats B.V. and Seara Alimentos Ltda., as borrowers and guarantors, entered into a US$450.0 million revolving unsecured credit facility (the “JBS S.A. Revolving Credit Facility”). On December 19, 2025, we entered into an amendment to the JBS S.A. Revolving Credit Facility, whereby JBS N.V. was included as an additional borrower and guarantor for all purposes under the JBS S.A. Revolving Credit Facility and its ancillary documents.
Any borrowing made by a borrower will be guaranteed by the other three obligors. The capacity of JBS S.A. Revolving Credit Facility could be increased up to US$500.0 million, with an accordion expansion feature, which was put into effect in November 2024, after obtaining lender commitments. The JBS S.A. Revolving Credit Facility initially matured in August 2025 and included two one-year extensions that were exercised at the borrowers’ option and duly accepted by all counterparties. Pursuant to the terms of the JBS S.A. Revolving Credit Facility, the interest rate under any borrowings accrued at an adjusted secured overnight financing rate (“SOFR”), plus applicable margins that were based on the corporate rating of JBS S.A. As of June 30, 2026, there were no outstanding borrowings under the JBS S.A. Revolving Credit Facility.
The JBS S.A. Revolving Credit Facility contained customary representations, covenants and events of default. The JBS S.A. Revolving Credit Facility contained negative covenants that restrict the borrowers and guarantors thereunder and significant restricted subsidiaries from creating liens on their property or assets to secure debt and entering into certain sale and leaseback transactions. In addition, the JBS S.A. Revolving Credit Facility restricted the borrowers’ and guarantors’ ability to merge, consolidate, sell or otherwise dispose of all or substantially all of their respective assets. These covenants were subject to certain exceptions and qualifications. We were in compliance with the covenants under the JBS S.A. Revolving Credit Facility, as of June 30, 2026. The JBS S.A. Revolving Credit Facility and all commitments thereunder were terminated effective on July 31, 2026.
JBS Senior Unsecured Revolving Facility
On November 1, 2022, JBS USA and other JBS group companies, as borrowers, entered into an unsecured revolving credit facility (as amended from time to time, the “2021 JBS Senior Unsecured Revolving Facility Agreement”), with Bank of Montreal (“BMO”), as administrative agent, and the lender parties thereto. The 2021 JBS Senior Unsecured Revolving Facility provided for a revolving credit commitment in an amount up to US$1,500.0 million with maturity in 2027, with two one-year extension options at each lender’s discretion. As of June 30, 2026, we had outstanding letters of credit and available borrowings under the revolving credit commitment of US$0.2 million and US$1,499.8 million, respectively. There were no outstanding borrowings as of June 30, 2026.
On July 31, 2026 (the “Restatement Agreement Effective Date”), JBS N.V., JBS USA Food Company Holdings, JBS USA Foods Group Holdings, JBS Australia Pty Limited, JBS Food Canada ULC, JBS S.A. and Seara, as borrowers, entered into a Sixth Amendment to the JBS Senior Unsecured Revolving Facility Agreement (the “Sixth Amendment”) with BMO, as administrative agent, and the lenders party thereto. The Sixth Amendment amended and restated the 2021 JBS Senior Unsecured Revolving Facility Agreement (as amended and restated by the Sixth Amendment, the “Amended JBS Senior Unsecured Revolving Facility Agreement”). The 2021 JBS Senior Unsecured Revolving Facility Agreement and all commitments thereunder were terminated effective upon the Restatement Agreement Effective Date.
The Amended JBS Senior Unsecured Revolving Facility Agreement provides for a senior unsecured revolving credit facility (the “Revolving Facility”) in an aggregate principal commitment amount of up to US$2.65 billion with maturity in 2031. The Revolving Facility is available in U.S. dollars and in certain other approved currencies. Extensions of credit under the Revolving Facility may be used for working capital, capital expenditures and other general corporate purposes. Interest on borrowings under the Amended JBS Senior Unsecured Revolving Facility Agreement will accrue and be payable, at the applicable borrower’s option, at an annual rate equal to the Term Secured Overnight Financing Rate (“Term SOFR”) or, in the case of borrowings in approved foreign currencies, the applicable benchmark rate for such currency plus applicable margins that are based on the corporate credit or family rating of JBS N.V.
Guarantors
Subject to the Collateral Cure described below, the obligations under the Revolving Facility are guaranteed by the Company and, depending on the applicable borrower, JBS USA Food Company Holdings and JBS USA Foods Group Holdings, Inc.
Covenants and Events of Default
The Amended JBS Senior Unsecured Revolving Facility Agreement contains affirmative and negative covenants customary for senior unsecured investment grade facilities, including restrictions on the incurrence of priority debt; the granting of liens; fundamental changes; sale-leaseback transactions; dispositions of all or substantially all assets; changes in line of business; and changes in fiscal year, in each case subject to certain exceptions. The Amended JBS Senior Unsecured Revolving Facility Agreement also requires the borrowers to maintain a minimum consolidated Interest Coverage Ratio (as defined in the Amended JBS Senior Unsecured Revolving Facility Agreement) of not less than 3.00 to 1.00 (the “Financial Maintenance Covenant”), tested as of the end of each fiscal quarter commencing with the fiscal quarter ending September 30, 2026.

The Amended JBS Senior Unsecured Revolving Facility Agreement contains events of default customary for facilities of this type, including: non-payment of principal when due; non-payment of interest or other amounts after a five business day grace period; violation of covenants (subject to applicable grace periods); material inaccuracy of representations and warranties; cross payment default and cross-acceleration with respect to certain indebtedness; bankruptcy or other insolvency events; certain monetary judgments; ERISA events; and change of control.
Collateral Cure
Substantially consistent with the 2021 JBS Senior Unsecured Revolving Facility Agreement, if the borrowers are not in compliance with the Financial Maintenance Covenant as of the end of any fiscal quarter, the borrowers must within a specified time period, provide a collateral cure (the “Collateral Cure”), which includes (i) causing certain affiliates to provide guarantees of the obligations under the Amended JBS Senior Unsecured Revolving Facility Agreement and (ii) causing certain U.S. borrowers and subsidiary guarantors to grant perfected first-priority security interests in substantially all of their U.S. assets, subject to customary exceptions. Upon the occurrence of a Collateral Cure, availability under the Revolving Facility will be subject to a U.S. asset-based borrowing base, and the applicable interest rate margins will increase.
JBS USA Commercial Paper Program
On December 10, 2024, JBS USA launched its commercial paper program. The program allowed JBS USA, JBS USA Food Company and JBS USA Foods Group Holdings to issue up to US$1.0 billion in aggregate principal amount of short-term, unsecured notes without registration under the Securities Act.
On December 22, 2025, the issuers notified the other parties of the termination of the existing commercial paper program. Concurrently, JBS N.V., JBS USA Foods Group Holdings and JBS USA Food Company Holdings launched a new program, allowing the issuance of up to US$1.0 billion in aggregate principal amount of short-term, unsecured notes without registration under the Securities Act. As of June 30, 2026, there were no outstanding borrowings under the new commercial paper program.
PPC U.S. Credit Facility
On October 4, 2023, PPC and certain of PPC’s subsidiaries entered into a Revolving Syndicated Facility Agreement (the “PPC U.S. Credit Facility”) with CoBank, ACB as administrative agent and the other lenders party thereto. The PPC U.S. Credit Facility provides for a revolving loan commitment of up to US$850.0 million with a maturity on October 4, 2028. The PPC U.S. Credit Facility is unsecured and will be used for general corporate purposes. Outstanding borrowings under the PPC U.S. Credit Facility bear interest at a per annum rate equal to either the SOFR or the prime rate plus applicable margins based on PPC’s credit ratings. As of June 30, 2026, PPC had outstanding letters of credit and available borrowings under the PPC U.S. Credit Facility of US$3.8 million and US$846.2 million, respectively, and there were no outstanding borrowings under this agreement.
The PPC U.S. Credit Facility is not guaranteed by any of PPC’s subsidiaries. Following the PPC Collateral Cure (as defined below), each wholly-owned subsidiary of each borrower is required to become a guarantor (other than certain excluded subsidiaries that are not required to become a guarantor). The PPC U.S. Credit Facility contains customary representations and warranties, covenants and events of default. The PPC U.S. Credit Facility imposes certain limitations and restrictions on PPC and its restricted subsidiaries, including limitations on (1) liens, (2) indebtedness, (3) sales and other dispositions of assets, (4) dividends, distributions, and other payments in respect of equity interest, (5) investments, and (6) voluntary prepayments, redemptions or repurchases of junior debt, in each case, subject to certain exceptions which can be material and certain of such clauses only apply to PPC upon the occurrence of certain triggering events. In addition, the PPC U.S. Credit Facility and subject to the PPC Collateral Cure, includes a financial maintenance covenant that requires PPC not to permit its interest coverage ratio to be less than 3.50:1.00, which shall be tested at the end of each fiscal quarter of PPC (the “PPC Financial Maintenance Covenant”).
After the end of any fiscal quarter, PPC may give notice that they will not be in compliance with the PPC Financial Maintenance Covenant and instead may elect to cause the borrowers and each subsidiary guarantor to provide security interests in the collateral that secured PPC’s prior secured credit facility (the “PPC Collateral Cure”). From and after the date of the PPC Collateral Cure, the PPC Financial Maintenance Covenant will no longer be in effect and availability under the PPC U.S. Credit Facility will be limited and subject to collateral coverage utilizing a 75% advance rate on U.S.

receivables and a 50% advance rate on U.S. inventory, subject to certain exceptions. PPC is currently in compliance with the covenants under the PPC U.S. Credit Facility.
Agribusiness Credit Receivable Certificates (Certificados de Recebíveis do Agronegócio)
JBS S.A.
From October 2022 through May 2024, JBS S.A. issued several series of non-convertible unsecured debentures through private placements in Brazil, with maturities ranging from 2027 until 2044. These debentures are denominated in Brazilian reais and bear interest at various rates. A larger part of these debentures have their principal amount adjusted according to the Brazilian inflation – IPCA (Índice Nacional de Preços ao Consumidor Amplo), with an annual average interest rate of 6.4% as of June 30, 2026, while the remaining part is indexed to the U.S. dollar plus an annual average interest rate of 5.8% as of June 30, 2026. These debentures underlie the securitization of agribusiness receivables in Brazil through the issuance of agribusiness receivables certificates (Certificados de Recebíveis do Agronegócio) (“CRAs”). The net proceeds from the issuances of these debentures have been used primarily to acquire cattle, natural products and other inputs necessary for the processing or industrialization of bovine cattle, including the slaughter, preparation of by-products, and the manufacturing of meat products from the primary slaughter process mentioned above, as well as the sale of the resulting products and by-products of such process, including exportation, intermediation, storage, and transportation of the products, by-products, and derivatives. As of June 30, 2026, the outstanding aggregate principal amount of these CRAs was US$1.1 billion.
Seara
From October 2024 through June 2026, several series of CRAs representing rural financial product notes (Cédulas de Produto Rural Financeiras – CPR-Financeiras) issued by Seara and guaranteed by JBS S.A. were issued, with maturities ranging from 2029 until 2065. These rural financial product notes are denominated in Brazilian reais and bear interest at various rates. A larger part of these rural financial product notes have their principal amount adjusted according to the Brazilian inflation – IPCA (Índice Nacional de Preços ao Consumidor Amplo), with an annual average interest rate of 7.5% as of June 30, 2026, while a small portion is indexed to the Brazilian Interbank Deposit Rate (“CDI Rate”), with an annual interest rate of 100% of the CDI Rate. The remaining part is indexed to the U.S. dollar plus an annual average interest rate of 5.4% as of June 30, 2026. Seara used the net proceeds from the issuances of the rural financial product notes primarily to acquire raw materials, namely corn in natura, in the ordinary course of its business. As of June 30, 2026, the outstanding aggregate principal amount of these CRAs was US$1.4 billion. The agreements governing these CRAs contain customary covenants and events of default; however, they do not include any financial covenants.
Other Debt
For more information about our consolidated indebtedness, including our other, lower value debt instruments and facilities, see “—Contractual Obligations” below and note 16 to our unaudited interim financial statements, which are included in Part I, Item I of this Quarterly Report, and note 16 to our audited financial statements, which are included in our Form 20-F.

Contractual Obligations
The following tables summarize our significant loans and financing, including estimated interest thereon, payables related to purchases of assets, finance lease obligations, operating lease obligations and other purchase obligations as of the dates indicated that have an impact on our liquidity.

	As of June 30, 2026
	Less than 1 year	Between 1 and 3 years	Between 4 and 5 years	More than 5 years	Total
	(in millions of US$)
Trade accounts payable and supply chain finance.................................................................................	7,047.2	—	—	—	7,047.2
Loans and financing............................................................	1,334.9	841.8	1,546.0	18,928.0	22,650.7
Estimated interest on loans and financing (1).....................	309.2	659	320.1	3,786.6	5,074.9
Derivatives liabilities...........................................................	116.8	101.9	—	—	218.7
Payments of leases...............................................................	368.7	619.2	364.5	781.0	2,133.4
Commodities and energy forward purchase contracts.........	289.9	24,126.2	6,813.6	3,811.1	35,040.8
______________
(1)Includes interest on all loans and financing outstanding. Payments are estimated for variable rate and variable term debt based on effective interest rates as of June 30, 2026. Payments in foreign currencies are estimated using the June 30, 2026 exchange rate.
Research and Development, Patents and Licenses, Etc.
Our global innovation teams collaborate to share trends, solutions, and technological advancements, leveraging collective expertise to drive category growth. With a diverse product portfolio, JBS aims to deliver high-quality offerings tailored to evolving customer needs and consumer preferences. Investments in cultivated protein are central to our strategic vision. In 2021, we entered the cultured protein market with the acquisition of BioTech Foods in Spain. Additionally, the upcoming JBS Biotech Innovation Centre in Santa Catarina will be Brazil's largest research facility dedicated to food biotechnology. Our expansion into plant-based proteins is exemplified by Seara’s Incrível and the acquisition of Vivera Topholding BV, which produces and sells plant-based protein products in Europe.
Initiatives such as Seara’s Innovation Hub and Friboi’s Meat Technology and Study Center (Cetec) reflect our commitment to product quality and innovation. Through in-depth analysis of the entire production chain and continuous research, we adapt to shifting consumer expectations. In partnership with Colorado State University, we established the JBS Global Food Innovation Center, advancing food safety, meat sciences, and animal welfare practices. Furthermore, JBS USA makes significant investments in technology and innovation to uphold world-class quality standards, exemplified by the transition to zero-trim beef products. Meanwhile, Pilgrim’s Europe integrates advanced technologies, including Internet of Things (IoT) devices, to enhance operational efficiencies and predictive maintenance.
Trend Information
The following list sets forth, in our view, the most important trends, uncertainties and events that are reasonably likely to continue to have a material effect on our revenues, income from operations, profitability, liquidity and capital resources, or that may cause reported financial information to be not necessarily indicative of future operating results or financial condition:
•global economic conditions;
•Brazilian economic environment;
•effect of level of indebtedness and interest rates;

•effect of the levels of sales of fresh and processed products in the domestic market on our results of operations;
•effect of the levels of exports of fresh and processed products on our results of operations;
•fluctuations in domestic market prices of fresh and processed products can significantly affect our operating revenues;
•effects of fluctuations in export prices of fresh and processed products on operating revenues;
•effects of the variation of prices for the purchase of raw materials on our costs of goods sold; and
•effects of fluctuations in currency exchange rates.
For more information, see “—Principal Factors Affecting our Financial Condition and Results of Operations” above.
Critical Accounting Estimates
The presentation of our financial position and results of operation in accordance with IFRS – Accounting Standards, and the disclosures related to judgments and estimates can be found in note 2.6 to our audited financial statements, which are included in our Form 20-F.
Recent Accounting Pronouncements
Certain new and amended accounting standards and interpretations have been adopted by us and are described in note 2.1 to our unaudited interim financial statements, which are included in Part I, Item I of this Quarterly Report, and note 2.5 to our audited financial statements, which are included in our Form 20-F.
Reconciliation of Adjusted EBITDA
We have disclosed Adjusted EBITDA in this Quarterly Report, which is a non-GAAP financial measure. Adjusted EBITDA is used as a measure of our segments performance by our management and should not be considered as a measure of financial performance in accordance with IFRS – Accounting Standards. You should rely on non-GAAP financial measures in a supplemental manner only in making your investment decision. There is no standard definition of non-GAAP financial measures, and JBS’s definitions may not be comparable to those used by other companies.
Adjusted EBITDA is calculated by making the following adjustments to our net income, as further described below: exclusion of current and deferred income taxes; exclusion of share of profit of equity-accounted investees, net of tax; exclusion of net finance expense; exclusion of depreciation and amortization expenses; exclusion of antitrust agreements expenses; exclusion of donations and social programs expenses; exclusion of impairment of assets expenses; exclusion of restructuring expenses; exclusion of fiscal payments and installments; exclusion of Rio Grande do Sul claim losses; exclusion of extemporaneous litigation expenses; exclusion of reversal of tax credits; exclusion of avian influenza impacts; exclusion of certain tax assessment notice; exclusion of closure of plants expenses; and exclusion of certain other operating income (expense), net.
The use of Adjusted EBITDA instead of net income has limitations as an analytical tool, including the following:
•Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;
•Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on debt;
•Adjusted EBITDA does not reflect income tax expense or the cash requirements to pay taxes;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and
•Adjusted EBITDA includes adjustments that represent cash expenses or that represent non-cash charges that may relate to future cash expenses, and some of these expenses are of a type that are expected to be incurred in the future, although the amount of any such future charge cannot be predicted.
Adjusted EBITDA is reconciled to our net income (loss) as follows:

	For the six-month period ended June 30,		For the year ended December 31,
	2026	2025	2025	2024	2023

	(in millions of US$)

Net income (loss).........................................	145.4	1,150.6	2,229.8	1,967.6	(131.7)
Income taxes – current and deferred............	(58.8)	280.0	390.5	743.4	(128.0)
Share of profit of equity-accounted investees, net of tax.....................................	(14.8)	(10.6)	(16.9)	(2.9)	(9.5)
Net finance expense.....................................	1,009.8	568.0	1,556.3	1,669.8	1,353.4
Depreciation and amortization.....................	1,256.6	1,100.8	2,308.5	2,189.5	2,149.1
Antitrust agreements (a)..............................	157.4	133.6	182.3	253.7	102.5
Donations and social programs (b)..............	0.5	1.1	1.8	22.5	18.2
Impairment of assets (c)..............................	—	12.8	21.1	—	26.3
Restructuring (d)..........................................	20.1	21.5	33.4	95.6	52.2
Fiscal payments and installments (e)...........	9.6	2.4	2.4	81.8	—
Rio Grande do Sul claim (f)........................	—	—	—	19.3	—
Extemporaneous litigation (g).....................	—	—	20.7	61	—
Reversal of tax credits (h)............................	—	—	—	58.7	—
Avian influenza (i).......................................	—	5.6	17.1	—	—
Tax assessment notice (j).............................	—	—	43.2	—	—
Closure of plants (k)....................................	24.1	—	—	—	—
Other operating income (expense), net (l)...	12.7	15.5	41.2	32.0	25.5
Adjusted EBITDA.......................................	2,562.7	3,281.4	6,831.4	7,191.9	3,457.9

Adjusted EBITDA by segment:
Brazil...........................................................	436.9	359.7	955.1	965.0	469.3
Seara............................................................	749.7	817.5	1,553.4	1,538.6	364.5
Beef North America....................................	(345.0)	(333.5)	(319.5)	247.3	114.2
Pork USA.....................................................	390.8	500.9	898.9	1,071.2	526.9
Pilgrim’s Pride.............................................	952.6	1,477.9	2,804.5	2,703.4	1,536.0
Australia......................................................	363.5	450.5	916.0	664.3	454.7
Miscellaneous..............................................	n.a.	n.a.	23.0	3.5	(5.2)
Total reportable segments............................	2,548.5	3,273.1	6,831.4	7,193.2	3,460.4
All other segments.......................................	14.2	8.4	n.a.	n.a.	n.a.
Eliminations.................................................	—	—	—	(1.3)	(2.6)
Adjusted EBITDA ......................................	2,562.7	3,281.4	6,831.4	7,191.9	3,457.9
__________________
n.a. = not applicable.

(a) Refers to antitrust agreements entered into by JBS USA and its subsidiaries. For more information, see “Item 8. Financial Information—A. Consolidated Statements and Other Financial Information—Legal Proceedings” in our Form 20-F.
(b) Refers to donations made by us, substantially composed of donations to the JBS Fund for The Amazon (Fundo JBS pela Amazônia), a fund established by JBS S.A. to finance and support innovative, long-term initiatives that build on our legacy of conservation and sustainable development in the Amazon biome.
(c) Refers mainly to the impairment of fixed assets and the impairment of recoverable tax credits.
(d) Refers to multiple restructuring initiatives, primarily those in our indirect subsidiary PPC, which are registered as other expenses, as well as other non-significant restructuring projects that are registered as general and administrative expenses.
(e) Refers to the special payment program for installment plans of tax proceedings with exemption from fines and reduction of interest of our indirect subsidiary JBS S.A.
(f) Refers to losses incurred in connection with a claim related to the floods that occurred in the Brazilian State of Rio Grande do Sul.
(g) Refers to extemporaneous litigation arising from debts of companies acquired by the JBS Group and recognizes these settlement expenses within general and administrative.
(h) Refers to the reversal of ICMS credits on sales operations disallowed in the Brazilian State of Santa Catarina.
(i) Refers to the impacts related to the avian influenza incurred by our indirect subsidiary Seara.
(j) Refers to tax assessments related to the acquisition of Tyson de México by our indirect subsidiary PPC. For more information, see “Item 8. Financial Information—A. Consolidated Statements and Other Financial Information—Legal Proceedings” in our Form 20-F.
(k) Refers to the costs associated with the permanent closure of the Memphis, Souderton, and Chattanooga plants, owned by the indirect subsidiary JBS USA.
(l) Refers to several adjustments in JBS USA’s jurisdiction, such as third-party advisory expenses related to acquisitions and insurance recovery, among others.
Supplemental Financial and Non-Financial Information about the Obligors of the JBS USA Registered Notes
Reference is made to the following 15 series of notes (collectively, the “JBS USA Registered Notes”) issued by JBS N.V., JBS USA Foods Group Holdings and JBS USA Food Company Holdings (collectively, the “Co-Issuers” or “Obligors”): (i) 2.500% Senior Notes due 2027; (ii) 3.000% Senior Notes due 2029; (iii) 3.750% Senior Notes due 2031; (iv) 3.625% Sustainability-Linked Senior Notes due 2032; (v) 3.000% Sustainability-Linked Senior Notes due 2032; (vi) 5.750% Senior Notes due 2033; (vii) 6.750% Senior Notes due 2034; (viii) 5.950% Senior Notes due 2035; (ix) 5.500% Senior Notes due 2036; (x) 4.375% Senior Notes due 2052; (xi) 6.500% Senior Notes due 2052; (xii) 7.250% Senior Notes due 2053; (xiii) 6.375% Senior Notes due 2055; (xiv) 6.250% Senior Notes due 2056; and (xv) 6.375% Senior Notes due 2066.
JBS N.V. indirectly owns 100% of each of JBS USA Foods Group Holdings and JBS USA Food Company Holdings, which are holding subsidiaries of JBS N.V. with no operations of their own or assets (other than the equity interests of their respective direct subsidiaries). The Obligors’ ability to service their debt obligations, including the JBS USA Registered Notes, is dependent upon the earnings of their respective subsidiaries and such subsidiaries’ ability to distribute those earnings as dividends, loans or other payments to such Obligors. Under the terms of the indentures pursuant to which the JBS USA Registered Notes were issued, principal, accrued and unpaid interest and certain other obligations are due under the JBS USA Registered Notes in accordance with each such indenture. For more information about the terms and conditions of the JBS USA Registered Notes, see “Item 12. Description of Securities Other Than Equity Securities—A. Debt Securities—Description of the JBS USA Registered Notes.” The JBS USA Registered Notes are senior unsecured obligations and are effectively subordinated to the Obligors’ secured obligations to the extent of the value of the assets securing such obligations. The JBS USA Registered Notes are structurally subordinated to all existing and future debt and other liabilities, including trade payables, of each of JBS N.V.’s subsidiaries (other than the other Co-Issuers). Moreover, under the laws of the jurisdictions of organization of the Obligors, obligations under the JBS USA Registered Notes are subordinated to certain statutory preferences. In the event of any liquidation, bankruptcy, or judicial reorganization of such entities, such statutory preferences, including motions for restitution, post-petition claims, claims for salaries, wages, social security, taxes and court fees and expenses and claims secured by collateral, among others, will have preference and priority over any other claims, including any claims in respect of the Obligors under the JBS USA Registered Notes. For more information about these and other the factors that may affect payments to holders of the JBS USA Registered Notes, see “Item 3. Key Information—D. Risk Factors—Risks Relating to Our Debt and the JBS USA Registered Notes” in our Form 20-F.
Pursuant to Rule 3-10 of Regulation S-X subsidiary issuers are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 of Regulation S-X is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of each Co-Issuer (other than JBS N.V.) have not been presented.
Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, except as described below, we have excluded the summarized financial information for the Co-Issuers (other than JBS N.V.) because, except for JBS N.V., the combined Co-Issuers, excluding investments in subsidiaries that are not issuers, have no material assets, liabilities or results of operations, and management believes such summarized financial information would not provide incremental value to investors.
Summarized financial information is presented below for JBS N.V., as parent company and the only Co-Issuer with material operations, on a stand-alone basis and does not include investments in and equity in the earnings of non-obligor subsidiaries. Transactions with and balances to/from non-obligor subsidiaries and related parties have been presented separately.

The following summarized financial information sets forth our summarized statement of financial position data as of June 30, 2026 and December 31, 2025 and summarized statement of income data for the six-month period ended June 30, 2026 and the year ended December 31, 2025.

	As of and for the six-month period ended June 30, 2026	As of and for the year ended December 31, 2025

	(in millions of US$)
Statement of financial position data:
Current assets:
Due from non-obligor subsidiaries and related parties..............................	313.6	431.5
Other current assets....................................................................................	3,146.1	2,761.9
Total current assets..................................................................................	3,459.6	3,193.3
Non-current assets:
Due from non-obligor subsidiaries and related parties..............................	33.0	57.0
Other non-current assets.............................................................................	12,841.4	12,402.3
Total non-current assets..........................................................................	12,874.4	12,459.3
Current liabilities:
Due to non-obligor subsidiaries and related parties...................................	100.0	98.0
Other current liabilities..............................................................................	2,491.5	2,067.5
Total current liabilities............................................................................	2,591.5	2,165.5
Non-current liabilities:
Due to non-obligor subsidiaries and related parties...................................	3,946.0	2,744.0
Other non-current liabilities.......................................................................	2,117.8	2,185.6
Total non-current liabilities....................................................................	6,063.8	4,929.6

Statement of income data (1):
Net revenue................................................................................................	7,750.6	14,218.5
Gross profit................................................................................................	1,024.8	2,112.5
Net income (loss) attributable to company shareholders...........................	34.9	440.3
Net income (loss).......................................................................................	34.9	440.3
_______________
(1)For the six-month period ended June 30, 2026, net revenue, gross profit and net income (loss) include US$1,282.5 million, US$44.7 million and US$29.5 million, respectively, of intercompany transactions with non-obligor subsidiaries and related parties. For the year ended December 31, 2025, net revenue, gross profit and net income (loss) include US$1,451.6 billion, US$154.9 million and US$102.3 million, respectively, of intercompany transactions with non-obligor subsidiaries and related parties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks arising from our normal business activities. These market risks, which are beyond our control, primarily involve the possibility that changes in interest rates, inflation, exchange rates and commodity prices will adversely affect the value of our financial assets and liabilities or future cash flows and earnings.
Our risk management strategy is designed to mitigate the financial impact derived from our exposure to market risks, and accordingly, we have used and may continue to use interest rate, exchange rates and commodity derivative instruments, cash and receivables to mitigate these market risks. Our hedging activities are governed by a financial risk management department, which follows corporate governance standards and guidelines for our company that are established by our risk management committee and approved by our board of directors.

For more information about our risk management, see note 25 to our unaudited interim financial statements, which are included in Part I, Item I of this Quarterly Report, and note 27 to our audited financial statements, which are included in our Form 20-F.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Our chief executive officer and chief financial officer evaluated the effectiveness, as of June 30, 2026, of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures as of June 30, 2026 were not effective because of a material weakness in internal control over financial reporting. For additional information on this material weakness, see “Item 15. Controls and Procedures—B. Management’s Annual Report on Internal Control over Financial Reporting” in our Form 20-F.
Notwithstanding the material weakness mentioned above, our management, including our chief executive officer and our chief financial officer, has concluded that the our unaudited interim financial statements, which are included elsewhere in this Quarterly Report, present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented, in accordance with the IAS 34 – Interim Financial Reporting, as issued by the IASB.
Changes in Internal Control over Financial Reporting
Except for the material weakness and the remediation plan described in “Item 15. Controls and Procedures—B. Management’s Annual Report on Internal Control over Financial Reporting” in our Form 20-F, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
The information required with respect to this item can be found in Part I, Item 1, “Note 19. Provisions for legal proceedings” in this Quarterly Report and is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, please see “Item 3. Key Information—D. Risk Factors” and “Part I—Item 5—Operating and Financial Review and Prospects” in our Form 20-F and “Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by our periodic filings with the SEC. There have been no material changes to the risk factors previously disclosed in our Form 20-F.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not appicable.
Item 5. Other Information
None of the JBS N.V.’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended June 30, 2026.
Item 6. Exhibits

Exhibit No.	Description
3.1
Articles of Association of JBS N.V. (English translation). (incorporated by reference to Exhibit 1.1 to the annual report on Form 20-F under the Securities Act of 1933 of JBS N.V. filed with the SEC on March 25, 2026).

3.2
Amended and Restated Certificate of Incorporation of JBS USA Foods Group Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the registration statement on Form F-4 under the Securities Act of 1933 of JBS B.V. (File No. 333-291680) filed with the SEC on November 20, 2025).

3.3
Amended and Restated By-laws of JBS USA Foods Group Holdings, Inc. (incorporated by reference to Exhibit 3.4 to the registration statement on Form F-4 under the Securities Act of 1933 of JBS B.V. (File No. 333-291680) filed with the SEC on November 20, 2025).

3.4
Amended and Restated Certificate of Incorporation of JBS USA Food Company Holdings (incorporated by reference to Exhibit 3.5 to the registration statement on Form F-4 under the Securities Act of 1933 of JBS B.V. (File No. 333-291680) filed with the SEC on November 20, 2025).

3.5
By-laws of JBS USA Food Company Holdings (formerly known as Luker Inc.) (incorporated by reference to Exhibit 3.6 to the registration statement on Form F-4 under the Securities Act of 1933 of JBS B.V. (File No. 333-291680) filed with the SEC on November 20, 2025).

4.1*
Indenture, dated as of April 13, 2026, by and among JBS N.V., JBS USA Foods Group Holdings, Inc. and JBS USA Food Company Holdings, as issuers, and Regions Bank, as trustee, relating to 5.625% Senior Notes due 2037.

4.2*
Indenture, dated as of April 13, 2026, by and among JBS N.V., JBS USA Foods Group Holdings, Inc. and JBS USA Food Company Holdings, as issuers, and Regions Bank, as trustee, relating to 6.400% Senior Notes due 2057.

4.3*
Registration Rights Agreement, dated as of April 13, 2026, by and among JBS N.V. and Banco Bradesco BBI S.A., Citigroup Global Markets Inc., Mizuho Securities USA LLC and RBC Capital Markets, LLC, as representative on behalf of certain initial purchasers.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document. The instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Linkbase Document.
104*	Cover page interactive data (formatted as Inline XBRL and contained in Exhibit 101).
______________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2026	JBS N.V.

/s/ Gilberto Tomazoni
Name: Gilberto Tomazoni
Title: Executive Director and Global Chief Executive Officer

/s/ Guilherme Perboyre Cavalcanti
Name: Guilherme Perboyre Cavalcanti
Title: Global Chief Financial Officer and Investor Relations Officer