Form 10-Q
period 2026-09-30
JBS N.V.
filed 2026-11-09
CIK 1791942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____
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
Yes ☐ No ☒

As of September 30, 2026, there were 777,017,145 Class A common shares, par value of €0.01 per share, and 294,842,267 Class B common shares, par value of €0.10 per share, outstanding.

EXPLANATORY NOTE

JBS N.V., a public limited liability company (naamloze vennootschap) organized under the laws of the Netherlands, qualifies as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act of 1933, as amended, and Rule 3b-4 under the Securities Exchange Act of 1934, as amended. Although, as a foreign private issuer, JBS N.V. is not required to do so, beginning with the quarterly report on Form 10-Q for the quarterly period ended June 30, 2026, JBS N.V. voluntarily began to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers. JBS N.V.’s voluntary filing of reports used by U.S. domestic companies, including this quarterly report on Form 10-Q (this “Quarterly Report”), does not affect its status as a foreign private issuer.
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

CERTAIN DEFINED TERMS
Except in “Part I – Financial Information” or where the context otherwise requires, in this Quarterly Report:
•JBS N.V.” refers to JBS N.V., a public limited liability company (naamloze vennootschap) incorporated and existing under the laws of the Netherlands.
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

i

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
ii

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
•other risks described under the heading “Item 3. Key Information—D. Risk Factors” in our Form 20-F and other issues discussed herein;
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
iii

Part I - Financial Information
Item 1. Financial Statements

Condensed Statements of financial position
In thousands of United States dollar - US$

	Note	(Unaudited) September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3	4,148,762	4,565,136
Margin cash	3	102,709	159,562
Trade accounts receivable	4	3,273,509	4,231,924
Dividends receivable		—	1,465
Inventories	5	7,447,166	6,107,165
Biological assets	6	1,728,727	1,826,766
Recoverable taxes	7	1,294,200	957,211
Derivative assets	25	89,072	155,602
Other current assets		565,906	433,372
TOTAL CURRENT ASSETS		18,650,051	18,438,203

NON-CURRENT ASSETS
Long-term investments	3	52,030	45,780
Recoverable taxes	7	2,160,075	1,874,572
Biological assets	6	670,355	611,799
Related party receivables	8	38,086	41,231
Deferred income taxes	9	699,386	547,014
Other non-current assets		538,233	488,803
Investments in equity-accounted investees	10	213,706	171,612
Property, plant and equipment	11	14,613,833	13,645,658
Right of use assets	12.1	1,694,966	1,613,647
Intangible assets	13	1,754,671	1,825,592
Goodwill	14	5,992,688	5,852,575
TOTAL NON-CURRENT ASSETS		28,428,029	26,718,283

TOTAL ASSETS		47,078,080	45,156,486
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Condensed Statements of financial position
In thousands of United States dollar - US$

	Note	(Unaudited) September 30, 2026	December 31, 2025
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	15	5,984,359	6,198,100
Supply chain finance	15	1,192,985	1,134,459
Loans and financing	16	1,421,378	833,085
Income taxes	17	187,037	288,030
Other taxes payable	17	170,201	152,959
Payroll and social charges	18	1,568,059	1,560,159
Lease liabilities	12.2	378,447	354,887
Dividends payable		11	—
Provisions for legal proceedings	19	218,661	159,217
Derivative liabilities	25	148,284	156,405
Other current liabilities		666,583	704,509
TOTAL CURRENT LIABILITIES		11,936,005	11,541,810

NON-CURRENT LIABILITIES
Loans and financing	16	22,186,985	20,257,483
Income and other taxes payable	17	419,395	407,727
Payroll and social charges	18	228,668	288,065
Lease liabilities	12.2	1,480,676	1,412,398
Deferred income taxes	9	1,201,395	1,169,300
Provisions for legal proceedings	19	216,427	209,358
Related party payables	8	123,608	190,998
Derivative liabilities	25	55,213	114,376
Other non-current liabilities		52,754	42,180
TOTAL NON-CURRENT LIABILITIES		25,965,121	24,091,885

EQUITY	20
Share capital - common shares		41,560	35,114
Reserves		7,760,922	6,644,319
Accumulated other comprehensive income (loss)		245,588	(61,625)
Undistributed results		282,916	2,085,772
Attributable to company shareholders		8,330,986	8,703,580
Attributable to non-controlling interest		845,968	819,211
TOTAL EQUITY		9,176,954	9,522,791
TOTAL LIABILITIES AND EQUITY		47,078,080	45,156,486
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Condensed Statements of income for the nine-month period ended September 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

		Nine-month period ended September 30,
	Note	2026	2025

NET REVENUE	21	68,246,027	63,121,151
Cost of sales	24	(60,919,827)	(54,691,633)
GROSS PROFIT		7,326,200	8,429,518

Selling expenses	24	(4,171,519)	(3,650,662)
General and administrative expenses	24	(1,599,409)	(1,592,447)
Other income	24.1	101,012	77,298
Other expenses	24.1	(58,329)	(56,674)
NET OPERATING EXPENSES		(5,728,245)	(5,222,485)

OPERATING PROFIT		1,597,955	3,207,033

Finance income	22	471,743	508,017
Finance expense	22	(1,790,294)	(1,484,115)
NET FINANCE EXPENSE		(1,318,551)	(976,098)

Share of profit of equity-accounted investees, net of tax	10	3,344	15,008

PROFIT BEFORE TAXES		282,748	2,245,943

Current income taxes	9	(79,019)	(576,398)
Deferred income taxes	9	130,544	125,228
TOTAL INCOME TAXES		51,525	(451,170)
NET INCOME		334,273	1,794,773

ATTRIBUTABLE TO:
Company shareholders		282,916	1,609,192
Non-controlling interest		51,357	185,581
		334,273	1,794,773

Basic earnings per share - common shares (US$)		0.26	1.45
Diluted earnings per share - common shares (US$)		0.26	1.45
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Condensed Statements of income for the three-month period ended September 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

		Three-month period ended September 30,
	Note	2026	2025

NET REVENUE	21	22,737,822	22,596,984
Cost of sales	24	(20,324,111)	(19,624,537)
GROSS PROFIT		2,413,711	2,972,447

Selling expenses	24	(1,457,992)	(1,256,019)
General and administrative expenses	24	(455,660)	(513,737)
Other income	24.1	31,201	29,221
Other expenses	24.1	(14,901)	(12,874)
NET OPERATING EXPENSES		(1,897,352)	(1,753,409)

OPERATING PROFIT		516,359	1,219,038

Finance income	22	163,915	202,920
Finance expense	22	(472,685)	(611,069)
NET FINANCE EXPENSE		(308,770)	(408,149)

Share of profit (loss) of equity-accounted investees, net of tax		(11,450)	4,452

PROFIT BEFORE TAXES		196,139	815,341

Current income taxes	9	(27,148)	(185,942)
Deferred income taxes	9	19,867	14,725
TOTAL INCOME TAXES		(7,281)	(171,217)
NET INCOME		188,858	644,124

ATTRIBUTABLE TO:
Company shareholders		164,431	580,887
Non-controlling interest		24,427	63,237
		188,858	644,124

Basic earnings per share - common shares (US$)		0.15	0.52
Diluted earnings per share - common shares (US$)		0.15	0.52
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Condensed Statements of comprehensive income for the nine-month period ended September 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

	Nine-month period ended September 30,
	2026	2025

Net income	334,273	1,794,773

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain on foreign currency translation adjustments	298,823	1,049,377
Gain (loss) on cash flow hedge	260	(865)
Deferred income tax on gain (loss) on cash flow hedge	553	(74)
Other fair value adjustments through other comprehensive income	—	(380)
Items that will not be subsequently reclassified to statement of income:
Gain (loss) associated with pension and other postretirement benefit obligations	1,067	(1,823)
Income tax on gain (loss) associated with pension and other postretirement benefit obligations	(109)	737
Total other comprehensive income	300,594	1,046,972

Comprehensive Income	634,867	2,841,745

Total comprehensive income attributable to:
Company shareholders	590,129	2,811,376
Non-controlling interest	44,738	30,369
	634,867	2,841,745
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Condensed Statements of comprehensive income for the three-month period ended September 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

	Three-month period ended September 30,
	2026	2025

Net income	188,858	644,124

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain (loss) on foreign currency translation adjustments	(31,106)	82,131
(Loss) on cash flow hedge	(1,747)	(826)
Deferred income tax on (loss) on cash flow hedge	(262)	(22)
Other fair value adjustments through other comprehensive income	—	(344)
Items that will not be subsequently reclassified to statement of income:
Gain (loss) associated with pension and other postretirement benefit obligations	2,080	(2,228)
Income tax on gain (loss) associated with pension and other postretirement benefit obligations	(426)	683
Total other comprehensive income (loss)	(31,461)	79,394

Comprehensive income	157,397	723,518

Total comprehensive income attributable to:
Company shareholders	129,110	671,031
Non-controlling interest	28,287	52,487
	157,397	723,518
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Condensed Statements of changes in equity for the nine-month period ended September 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

		Reserves									Accumulated other comprehensive income
	Share capital	Share premium	Premium on issue of shares	Capital transactions	Stock options	Other reserves	Reserve for own shares	Legal	Investments statutory	Tax-incentive reserve	Valuation adjustment	Cumulative Translation Adjustment	Undistributed results	Total	Non-controlling interest	Total equity
BALANCE ON JANUARY 1, 2025	13,177,841	—	36,321	(227,052)	10,145	(37,470)	—	691,999	2,070,113	1,449,832	67,583	(10,144,847)	—	7,094,465	1,039,899	8,134,364
Net income	—	—	—	—	—	—	—	—	—	—	—	—	500,224	500,224	56,110	556,334
Gain (loss) on foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	574,457	—	574,457	(123,164)	451,293
Gain on net investment in foreign operations	—	—	—	—	—	—	—	—	—	—	—	126,386	—	126,386	—	126,386
Gain on cashflow hedge, net of tax	—	—	—	—	—	—	—	—	—	—	282	—	—	282	—	282
Loss associated with pension and other post-retirement benefit obligations, net of tax	—	—	—	—	—	—	—	—	—	—	(409)	—	—	(409)	(101)	(510)
Other fair value adjustments through other comprehensive income	—	—	—	—	—	—	—	—	—	—	(25)	—	—	(25)	—	(25)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	(152)	700,843	500,224	1,200,915	(67,155)	1,133,760

Share-based compensation	—	—	—	5,782	—	—	—	—	—	—	—	—	—	5,782	1,219	7,001
Realization of other reserves	—	—	—	—	—	(374)	—	—	—	—	—	—	373	(1)	—	(1)
Distribution of interim dividends	—	—	—	—	—	—	—	—	(759,018)	—	—	—	—	(759,018)	—	(759,018)
Dividends to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(260,331)	(260,331)
Others	—	—	—	—	—	—	—	—	—	—	—	—	—	—	285	285
JBS S.A. - Corporate Restructuring Implemented on May 23rd	(13,142,337)	1,899,391	(36,321)	216,947	(10,145)	37,844	(6,544)	(691,999)	(1,311,095)	(1,449,832)	159	8,947,969	61,066	(5,484,897)	67,255	(5,417,642)
JBS N.V.
Net income	—	—	—	—	—	—	—	—	—	—	—	—	1,108,968	1,108,968	129,471	1,238,439
Loss on cash flow hedge, net of tax	—	—	—	—	—	—	—	—	—	—	(373)	—	—	(373)	(848)	(1,221)
Loss associated with pension and other post-retirement benefit obligations, net of tax	—	—	—	—	—	—	—	—	—	—	(576)	—	—	(576)	—	(576)

Foreign exchange variation in subsidiaries	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,744)	(30,744)
Cumulative translation adjustment and foreign exchange variation in subsidiaries	—	—	—	—	—	—	—	—	—	—	(3,100)	505,542	—	502,442	—	502,442
Other fair value adjustments through other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(355)	(355)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(4,049)	505,542	1,108,968	1,610,461	97,524	1,707,985
Cancellation of shares	(390)	390	—	—	—	—	—	—	—	—	—		—	—	(1,263)	(1,263)
Common share contribution	—	1,808,187	—	—	—	—	—	—	—	—	—	—	—	1,808,187	—	1,808,187
Incorporation of shares	—	3,995,860	—	—	—	—	—	—	—	—	—	—	—	3,995,860	—	3,995,860
Repurchase of shares	—	192	—	—	—	—	(192)	—	—	—	—	—	—	—	—	—
Share premium distribution	—	(387,004)	—	—	—	—	—	—	—	—	—	—	—	(387,004)	—	(387,004)
Listing costs	—	—	—	6,119	—	—	—	—	—	—	—	—	—	6,119	—	6,119
Stock option plan	—	—	—	4,871	—	—		—	—	—	—	—	—	4,871	1,222	6,093
Transfer of treasury shares	—	(6,156)	—	—	—	—	6,156	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	4,545	—	—	2,156	—	—	—	—	—	—	6,701	931	7,632
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(89,265)	(89,265)
Acquisition of treasury shares	—	—	—	—	—	—	(362,463)							(362,463)	—	(362,463)
Others	—	(44)	—	(22,603)	—	—	—	—	—	—	—	—	—	(22,647)	1,505	(21,142)
BALANCE ON SEPTEMBER 30, 2025	35,114	7,310,816	—	(11,391)	—	—	(360,887)	—	—	—	63,541	9,507	1,670,631	8,717,331	791,826	9,509,157

Statements of changes in equity for the nine-month period ended September 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

		Reserves				Other comprehensive income
	Share capital	Share premium	Capital transactions	Reserve for own shares	Other reserves	Valuation adjustment	Cumulative Translation Adjustment	Undistributed results	Total		Non-controlling interest	Total equity
BALANCE ON JANUARY 1, 2026	35,114	7,310,818	(68,076)	(598,423)	—	63,472	(125,097)	2,085,772	8,703,580		819,211	9,522,791

Net income	—	—	—	—	—	—	—	282,916	282,916		51,357	334,273
Gain on cash flow hedge, net of tax	—	—	—	—	—	754	—	—	754		59	813
Loss associated with pension and other postretirement benefit obligations, net of tax	—	—	—	—	—	901	—	—	901		57	958
Gain (loss) on foreign currency translation adjustments	—	—	—	—	—	591	304,967	—	305,558		(6,735)	298,823
Total comprehensive income	—	—	—	—	—	2,246	304,967	282,916	590,129	—	44,738	634,867
			—
Appropriation to statutory investments reserves	—	—	—	—	2,085,772	—	—	(2,085,772)	—		—	—
Capital increase - JBS Participações	6,446	(6,446)	—	—	—	—	—	—	—		—	—
Disposal of treasury shares	—	—	—	1,234	—	—	—	—	1,234		—	1,234
Share-based payment	—	—	39,390	55,586	—	—	—	—	94,976		3,058	98,034
Dividends declared	—	—	—	—	(1,070,877)	—	—	—	(1,070,877)		—	(1,070,877)
Capital transaction	—	—	50,640	—	—	—	—	—	50,640		—	50,640
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—		(5,979)	(5,979)
Acquisition of non-controlling interest — Baumhardt subsidiary	—	—	—	—	—	—	—	—	—		(885)	(885)
Acquisition of non-controlling interest in Andrews Meats	—	—	(35,928)	—	—	—	—	—	(35,928)		(14,175)	(50,103)
Others	—	—	(2,768)	—	—	—	—	—	(2,768)		—	(2,768)
BALANCE ON SEPTEMBER 30, 2026	41,560	7,304,372	(16,742)	(541,603)	1,014,895	65,718	179,870	282,916	8,330,986		845,968	9,176,954

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Condensed Statements of cash flow for the nine-month period ended September 30, 2026 and 2025
In thousands of United States dollar - US$
(Unaudited)

		Nine-month period ended September 30,
	Notes	2026	2025
Cash flows from operating activities
Net income		334,273	1,794,773
Adjustments for:
Depreciation and amortization	6, 11, 12 and 13	1,916,968	1,684,857
Expected credit losses	4	10,634	22,864
Share of profit of equity-accounted investees	10	(3,344)	(15,008)
Gain on sales of assets		(11,635)	(15,272)
Tax expense	9	(51,525)	451,170
Net finance expense	22	1,318,551	976,098
Share-based compensation		39,061	19,844
Provisions for legal proceedings		95,865	60,435
Impairment of goodwill and property, plant and equipment		22,672	12,767
Net realizable value inventory adjustments	5	13,427	20,172
DOJ (Department of Justice) and antitrust agreements	24	157,825	143,720
Fair value adjustment of biological assets	6	131,741	(67,062)
Provision for avian influenza		—	13,122
		3,974,513	5,102,480
Changes in assets and liabilities:
Trade accounts receivable		978,343	(18,754)
Inventories		(1,250,404)	(1,203,272)
Recoverable taxes		(102,746)	43,236
Other current and non-current assets		(41,171)	(556,893)
Biological assets		(594,541)	(572,720)
Trade accounts payable and supply chain finance		(336,976)	(90,204)
Taxes paid in installments		(28,897)	(54,529)
Other current and non-current liabilities		(327,662)	151,580
DOJ and Antitrust agreements payment/reimbursement		(101,017)	(339,063)
Income taxes paid		(552,103)	(652,196)
Changes in operating assets and liabilities		(2,357,174)	(3,292,815)

Cash from operating activities		1,617,339	1,809,665

Interest paid		(1,170,432)	(948,160)
Interest received		123,197	134,857

Net cash flows provided by operating activities		570,104	996,362

Cash flow from investing activities
Purchases of property, plant and equipment		(1,739,202)	(1,261,012)
Dividends received		24,613	6,197
Purchase and disposals of intangible assets		(8,598)	(4,717)
Additions (disposals) to investments in joint ventures		(3,307)	(186,489)
Related party transactions		(21,468)	(22,914)
Proceeds from sale of property, plant and equipment		56,521	56,922
Acquisition of investments funds		—	(45,831)
Cash used in investing activities		(1,691,441)	(1,457,844)

Cash flow from financing activities
Proceeds from loans and financings	5,300,107	9,455,280
Payments of loans and financings	(3,217,655)	(8,465,136)
Derivatives instruments received (settled)	(44,119)	(91,629)
Margin cash	(8,336)	8,473
Dividends paid	(1,070,880)	(1,573,855)
Dividends paid to non-controlling interest	(5,979)	(355,682)
Share buyback	1,234	(362,463)
Payments of leasing contracts	(336,420)	(325,026)
Acquisition of non-controlling interests in the subsidiary PPC	—	(1,294)
Acquisition of non-controlling interests in Andrew Meats	(50,103)	—
Others	(2,768)	(22,603)
Cash provided by (used in) financing activities	565,081	(1,733,935)

Effect of exchange rate changes on cash and cash equivalents	139,882	139,960
Net change in cash and cash equivalents	(416,374)	(2,055,457)
Cash and cash equivalents beginning of period	4,565,136	5,613,672
Cash and cash equivalents at the end of period	4,148,762	3,558,215
Non-cash transactions:

		Nine-month period ended September 30,
	Notes	2026	2025
Non-cash additions to right of use assets and lease liabilities	12	383,286	306,439
Capitalized interests	11	36,355	25,509
Closing of the bargaining gain calculation		(51,504)	—
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial information.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

1 Background Information
1.1Reporting entity
JBS N.V. (“JBS N.V.” or the “Company”) is a company incorporated under the laws of the Netherlands, domiciled in Amsterdam, and the holding company of the JBS Group. JBS N.V. and its subsidiaries are collectively referred to as the “Group”. The Company also holds an equity interest in Mantiqueira International B.V., an associate, and its subsidiaries (“Mantiqueira”). The Group operates globally, primarily in the animal protein, prepared foods, and related products sectors, while Mantiqueira operates in the production and commercialization of eggs and related products. The Company is registered as a foreign private issuer with the U.S. Securities and Exchange Commission (“SEC”) and as a foreign issuer with the Brazilian Securities and Exchange Commission (“CVM”), with its Class A common shares listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “JBS” and its Level II Brazilian Depositary Receipts (“BDRs”) traded on B3 under the code “JBSS32”.
These unaudited condensed consolidated interim financial information comprise JBS N.V. and its subsidiaries as of September 30, 2026 and for the three and nine-month period September 30, 2026 and 2025, and were authorized by the Board of Directors on November 9, 2026.
1.2Main events that occurred during the period:
1.2.1Infrastructure debentures: On July 16, 2026, the indirect subsidiary JBS S.A. filed with the Brazilian Securities and Exchange Commission ("CVM") a request for the automatic registration of a public offering of 400,000 simple, non-convertible debentures, guaranteed by JBS N.V., in a single series. The debentures have a unit face value of approximately US$193, totaling approximately US$77.3 million, mature in 2036 and are intended exclusively for investors. On July 29, 2026, JBS S.A. announced the completion of the offering. The net proceeds will be used to reimburse costs, expenses or debt previously incurred and to fund future investments related to the Campo Verde, Lins, Mafra and JBS Terminais projects.
1.2.2Joint Venture with PT Danantara Investment Management: On August 7, 2026, the indirect subsidiary JBS USA Holding Lux S.à r.l., entered into an agreement with PT Danantara Investment Management (“DIM”), the investment arm of Indonesia’s sovereign wealth fund, to form a joint venture. As part of the transaction, the Group’s Australia and New Zealand businesses will be transferred to a Dutch holding company, in which DIM will hold a 25% interest through a US$2.5 billion investment. Of this amount, US$800.0 million will be invested at the completion of the transaction, with the remaining amount to be invested within the following three years. The joint venture will pursue investment opportunities in the protein production sector in Indonesia, other Southeast Asian markets, Australia and New Zealand. Completion of the transaction is subject to the satisfaction of certain conditions.
1.2.3Planned Leadership Transition: On August 10, 2026, JBS N.V. announced that Wesley Batista Filho will become Global CEO of the Company, effective January 2027. The appointment is part of a planned leadership transition and reflects the Company's commitment to thoughtful succession planning. Wesley Batista Filho began his career at JBS 15 years ago and has held leadership roles across the Company's global operations, including as CEO of JBS Brazil, President of Seara and, since 2023, CEO of JBS USA. Gilberto Tomazoni will step down after 14 distinguished years with the Company, including eight years as Global CEO.
1.2.4Agreement to acquire Walkers Deli & Sausage Company: On August 14, 2026, the indirect subsidiary Pilgrim’s Pride Corporation (PPC), through Onix Investments UK Limited, agreed to acquire all shares of Walkers Deli & Sausage Company from Samworth Brothers Limited for approximately US$187,714, subject to adjustments, payable in cash at closing. The agreement makes completion conditional on customary requirements, including approval by the UK Competition and Markets Authority.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
1.2.5Proposal to acquire the remaining Pilgrim’s Pride Corporation (PPC) shares: On August 18, 2026, JBS N.V. submitted a non-binding proposal to acquire all outstanding shares of its already controlled subsidiary, PPC, not held by JBS or its affiliates in exchange for 2.086 JBS N.V. Class A common shares per PPC share. The transaction requires negotiation of a definitive agreement, review by an independent PPC committee and other applicable approvals and conditions, including the expected approval of a majority of votes cast by minority shareholders. If completed, PPC shares would cease trading on Nasdaq.
1.2.6Agreement with Viva Holding Ltda.: On September 15, 2026, the indirect subsidiary JBS S.A. agreed with VIVA Holding Ltda. to combine certain leather production, processing, and commercialization assets and activities in JBS Viva. Each party will hold 50%, with equal governance rights. JBS S.A. will contribute its equity interests in JBS Couros Brasil Ltda. Closing is subject to the approval of the Administrative Council for Economic Defense (“CADE”) and the satisfaction of other conditions precedent set forth in the agreement.
1.2.7Application to cancel JBS S.A.'s CVM issuer registration: On September 21, 2026, the indirect subsidiary JBS S.A. announced that it had applied to the Brazilian Securities and Exchange Commission (“CVM”) for voluntary cancellation of its Category “A” securities issuer registration, following consent from all its shareholders and holders of its other securities. Cancellation is subject to completion of the CVM's review.
1.2.8PPC senior notes issuance: On September 23, 2026, PPC and Pilgrim's Europe Finance PLC completed a US$567.2 million senior notes issuance bearing interest at 4.750% per annum and maturing in January 2034. The proceeds will be used for general corporate purposes, including the acquisition of Walkers Deli & Sausage Company and related costs.
1.2.9Geopolitical tensions in the Middle East: During the quarter ended September 30, 2026, the escalation of geopolitical tensions in the Middle East increased macroeconomic uncertainty and volatility in energy and commodity markets, affecting the Group’s cost structure, primarily in relation to supplies, including packaging materials, freight and the use of alternative routes. During the period, the Group incurred additional costs related to these effects. Management continues to monitor developments in this environment, including potential changes in transportation routes and possible trade restrictions, as well as their potential impacts on the Group’s operations and cost structure.
1.3Subsequent events
1.3.1Independent committee to evaluate the PPC proposal: On October 9, 2026, the indirect subsidiary Pilgrim’s Pride Corporation (PPC) announced the formation of an independent board committee to evaluate JBS N.V.'s August 18, 2026 proposal and the appointment of a legal and financial advisors which provides for the acquisition of all PPC shares not already held by JBS N.V. or its affiliates. Formation of the committee does not implies approval or completion of the transaction. There is no guarantee of a final agreement or completion of the transaction.
1.3.2Rural Workers’ Assistance Fund (“Funrural”): In December 2022, the Brazilian Federal Supreme Court (STF), in the judgment of Direct Action of Unconstitutionality (ADI No. 4,395), formed a majority ruling against the constitutionality of the tax withholding obligation (sub-rogation) for Funrural social security contributions by meatpacking companies, purchasing corporations, consignees, or acquiring cooperatives on purchases from rural producers. On October 15, 2026, the STF concluded the judgment of ADI No. 4,395, declaring unconstitutional both the assessment of Funrural contributions on individual rural producers and the tax withholding obligation imposed on purchasing companies for periods prior to January 1, 2018. For periods from that date onward, the assessment and withholding obligations were upheld. The Company and its subsidiaries are awaiting further definitions regarding the effects of the decision, including potential modulation of effects by the STF, which will determine its application to outstanding installment programs and amounts previously paid or offset. Given the uncertainties regarding the effects of the decision to the Company's outstanding obligations, no impact has been recorded in the financial statements regarding the conclusion of this judgment.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
1.3.3Filing for registration of senior notes exchange offers: On October 16, 2026, JBS N.V. and its co-issuers filed Form F-4 with the SEC to exchange up to US$2.5 billion of existing senior notes due in 2037 and 2057 for registered notes. Following the effectiveness of the registration statement, the exchange offers began on October 22, 2026 and are scheduled to expire on November 20, 2026, unless extended. The new notes will retain the financial terms of the existing notes, and the exchange offers will not generate any new proceeds.

1.3.4Changes to working hours in Brazil: On October 16, 2026, Constitutional Amendment No. 141/2026 was enacted in Brazil, providing for the transition from a six-day workweek with one rest day (6x1) to a five-day workweek with two rest days (5x2), as well as a reduction in maximum weekly working hours from 44 to 40, without any reduction in pay. The changes will be implemented gradually, with maximum weekly working hours reduced to 42 two months after publication of the amendment and to 40 fourteen months after publication. The Group is assessing the effects of these changes on its operations in Brazil, including work schedules, potential additional staffing requirements and adjustments to production processes. This assessment also takes into account the uncertainties associated with the regulation and implementation of the new rules across various economic activities and employment arrangements, as well as the potential effects of collective bargaining agreements and any specific provisions applicable to certain sectors.
1.3.5Acquisition of Flora and Canal Rural: On November 9, 2026, the Company's indirect subsidiary JBS S.A. entered into agreements to acquire all outstanding shares of Flora Produtos de Higiene e Limpeza S.A. (“Flora”) and all outstanding quotas of Canal Rural Produções Ltda. (“Canal Rural”), entities also controlled by J&F Group. The enterprise value was established at US$541.8 million for Flora and US$11.1 million for Canal Rural, resulting, after adjustments for the respective companies' net debt, in transaction values of US$367.1 million and US$16.1 million, respectively, which remain subject to change through the respective closing dates. Payment will be made primarily through the delivery of Class A shares issued by the Company (including in the form of BDRs representing such shares). The transactions were approved by the relevant governing bodies and remain subject to the fulfillment or waiver of the conditions precedent set forth in the respective agreements. The acquisition complements the Group’s portfolio and enables it to realize operational, commercial, and distribution synergies.

1.4Brazilian Tax Reform
During the nine-month period ended September 30, 2026, there were no significant changes regarding matters related to the Consumption Tax Reform in Brazil, as disclosed in the Company's annual financial statements for the fiscal year ended December 31, 2025.
On October 28, 2026, the Federal Court of Accounts (TCU) approved the calculation of the reference tax rate for the Contribution on Goods and Services (CBS) for 2027 at 11.3%, which is still subject to deliberation by the Federal Senate.
The Company continues to monitor the developments of the Tax Reform and evaluate its potential operational and financial impacts, as well as take the necessary measures to comply with the provisions applicable to the fiscal year 2027.
1.5Seasonality
The demand for chicken is relatively stable throughout the year in the United States, Europe and Brazil, but there are seasonal variations in the sales volume of certain products at specific times of the year, such as: Christmas, New Year, and Easter. Demand in the United States beef industry is highest in the second and third quarters, due to favorable weather conditions for outdoor activities. In Australia, the beef industry faces a drop in slaughters in the fourth quarter, as the rainy season affects the availability and transport of cattle. In Brazil, beef sales do not fluctuate significantly during the year. The pork industry in the United States and Australia has peaks in demand in the first and fourth quarters, due to the supply of pork and the holidays, which stimulate the consumption of certain pork products, with no significant fluctuation in pork numbers in other locations.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
2 Basis of preparation and presentation of financial statements
The unaudited condensed consolidated interim financial information as of September 30, 2026 and 2025 have been prepared in accordance with IAS 34 Interim Financial Reporting, as issued by International Accounting Standards Board ("IASB"), and should be read in conjunction with the Group´s last annual consolidated financial statements as of and for the year ended December 31, 2025 (“last annual financial statements”). They do not include all the information required for a complete set of financial statements prepared in accordance with IFRS Accounting Standards. However, selected explanatory notes are included to describe events and transactions that are significant to an understanding of the changes in the Group´s financial position and performance since the last annual financial statements.
In preparing these unaudited condensed consolidated interim financial information, management has made judgments and estimates about the future that affect the application of the Group's accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates.
The significant judgments made by management in applying the Group’s accounting policies and the key sources of estimation uncertainty were the same as those described in the last annual financial statements.
2.1Functional and presentation currency
The functional currency of JBS N.V. is the U.S. dollar (US$), which reflects the primary economic environment in which it operates. These consolidated financial statements are presented in U.S. dollars (US$), and all financial information is expressed in thousands of U.S. dollars, unless otherwise indicated.
2.2New standards, amendments and interpretations
a.Standards, amendments and interpretations recently issued and adopted by the Group
IFRS 9 and IFRS 7 – Classification, Measurement and Disclosure of Financial Instruments.
Effective January 1, 2026, amendments to IFRS 9 – Financial Instruments and IFRS 7 – Financial Instruments: Disclosures became applicable, clarifying certain requirements related to the recognition, derecognition, classification and disclosure of financial instruments, including financial assets with contingent features and contracts referencing nature-dependent electricity.
The Group has completed the assessment of the impacts resulting from the adoption of these amendments and has not identified material impacts on its unaudited condensed consolidated interim financial information, other than enhancements to the required disclosures.
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
The Group has started its implementation project and is assessing the expected impacts of IFRS 18 on its consolidated financial statements. Based on the assessment performed to date, IFRS 18 is not expected to affect the recognition or measurement of assets, liabilities, income or expenses. However, the standard is expected to affect the presentation and disclosure of financial information, particularly the structure of the statement of income, the classification of income and expenses into the new categories, the presentation of newly defined subtotals and the disclosure of management performance measures, when applicable.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
The Group will continue to assess the impacts of the new standard and will update its disclosures as the implementation project progresses and the impacts become known or can be reasonably estimated.
3 Cash and cash equivalents, margin cash and long-term investments

Cash and cash equivalents	September 30, 2026	December 31, 2025
Cash on hand and at banks	2,447,345	2,557,740
CDB (bank certificates of deposit) / Overnight investments	1,606,014	1,937,761
National Treasury Bill (Tesouro Selic)	95,403	69,635
	4,148,762	4,565,136

Margin cash
CME (Chicago Mercantile Exchange) Margin investments	36,648	105,993
Investments in Treasury Bills	66,061	53,569
	102,709	159,562

Long-term investments
Investment funds	52,030	45,780
	52,030	45,780

Total	4,303,501	4,770,478
4 Trade accounts receivable

	September 30, 2026	December 31, 2025
Current receivables	2,664,891	3,560,949
Overdue receivables:
From 1 to 30 days	468,312	577,982
From 31 to 60 days	67,221	45,695
From 61 to 90 days	27,241	19,669
Above 90 days	119,824	104,315
Expected credit losses	(73,980)	(76,686)
Trade accounts receivable, net	3,273,509	4,231,924
Changes in expected credit losses:

	September 30, 2026	September 30, 2025
Balance at the beginning of the period	(76,686)	(89,060)
Additions	(10,634)	(22,864)
Write-offs/Reversals	12,838	10,009
Exchange rate variation	502	(6,857)
Balance at the end of the period	(73,980)	(108,772)
5 Inventories

	September 30, 2026	December 31, 2025
Finished products	4,832,283	3,859,259
Work in process	576,788	546,473
Raw materials	1,315,713	1,015,266
Supplies	722,382	686,167
	7,447,166	6,107,165

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
During the nine-month period ended September 30, 2026 and 2025, the Company recognized adjustments to the net realizable value of inventories, with additions and write-offs recorded in cost of goods sold, in the amounts of US$(13,427) and US$(20,172), respectively.

6 Biological assets
Changes in biological assets:

	Current		Non-current
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance at the beginning of the period	1,826,766	1,608,223	611,799	518,234
Increase by reproduction (born) and cost absorption including death	8,822,177	7,872,422	1,243,485	1,083,884
Reduction for slaughter, sale or consumption	(9,955,549)	(8,897,041)	(62,434)	(49,494)
Purchases	316,919	370,420	229,943	192,529
Fair value adjustments	(131,741)	67,080	—	(18)
Reclassification from non-current to current	804,315	697,342	(804,315)	(697,342)
Exchange rate variation	45,840	102,369	11,063	30,731
Amortization	—	—	(559,186)	(476,335)
Balance at the end of the period	1,728,727	1,820,815	670,355	602,189

7 Recoverable taxes

	September 30, 2026	December 31, 2025
Value-added tax on sales and services – ICMS / IVA / VAT / GST	830,216	732,866
Social contribution on billings - PIS and COFINS	433,556	380,218
Withholding income tax - IRRF / IRPJ	2,150,915	1,683,298
Excise tax – IPI	18,490	16,950
Reintegra	4,968	5,180
Other	16,130	13,271
	3,454,275	2,831,783
Current	1,294,200	957,211
Non-current	2,160,075	1,874,572
	3,454,275	2,831,783

8 Related party transactions
The main balances and transactions between related parties are presented and described below. Amounts charged include borrowing costs, interest and management fees, when applicable.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
Related party (payables) and receivables

		Balance sheet position		Statements of income effect
	Reimbursement of administrative and funding cost	September 30, 2026	December 31, 2025	September 30, 2026	September 30, 2025
Laguz I Fundo de Investimento (1)	Selic	(123,608)	(147,123)	(14,484)	(8,798)
J&F (2)	IPCA	17,124	(43,876)	(9,889)	(5,728)
Flora Produtos de Higiene e Limpeza S.A.	CDI	20,962	41,231	2,634	—
		(85,522)	(149,768)	(21,739)	(14,526)
(1)In May 2025, the indirect subsidiary JBS S.A. acquired tax credit rights from the related party Laguz I Fundo de Investimento through an agreement providing for 20 installments as of September 30, 2026, with final maturity in April 2028. These tax credits originate from a judicial claim related to the export credit premium incentive. The case has already been definitively settled in favor of the taxpayer, and is currently in the final stage of assessment and confirmation of the credit balance. The credit rights were acquired at an approximate discount of 35%, and the credits will be used to offset JBS S.A.'s tax obligations once the case is finalized and the use of the credits is authorized by the relevant regulatory authorities. The credits have been recorded under “Other non-current assets” in the financial statements.
(2)The net balance receivable from J&F S.A. refers to: (i) US$87,316 receivable, arising from the settlement agreement entered into between JBS S.A., J&F S.A., and certain former executives of the Company, which resulted in the definitive termination of the dispute addressed in arbitration proceeding, under which J&F S.A. committed to settle the amount in accordance with the terms and conditions set forth in the agreement; and (ii) US$70,192 payable, related to the purchase of the Araputanga Plant, to be settled in 8 installments as of September 30, 2026, with final maturity in May 2027.
Other financial transactions with related parties
The Group entered into an agreement with Banco Original, under which Banco Original acquires receivables held against certain domestic and international customers. The assignments are negotiated without recourse, through the definitive transfer of risks and benefits of the receivables to Banco Original. On September 30, 2026, the Group had US$950,247 (US$764,183 as of December 31, 2025) in assigned receivables. For the nine-month period ended September 30, 2026, the Group recorded financial costs related to this operation in the amount of US$101,449 (US$86,291 for the nine-month period ended September 30, 2025), which were recorded in the financial statements as financial expenses.
On September 30, 2026, the indirect subsidiary JBS S.A. and some of its subsidiaries held balances with Banco Original totaling US$612,498 (US$454,781 on December 31, 2025), recorded under cash and cash equivalents. Financial investments, including CDBs (Bank Deposit Certificates) and similar instruments, yield returns equivalent to the CDI (Interbank Deposit Certificate) according to the specified term and investment amount. For the nine-month period ended September 30, 2026, interest earned from these investments amounted to US$25,596 (US$36,432 for the nine-month period ended September 30, 2025), recorded in the financial statements as financial income.
The indirect subsidiary JBS S.A. has cattle purchase commitments for future delivery with certain suppliers, including the related party JBJ Agropecuária (“JBJ”), ensuring the acquisition of cattle at a fixed or adjustable price, without any cash effect on the Company until these commitments mature. Under this forward delivery contract, JBJ has already advanced financing through banks in a reverse factoring arrangement. On September 30, 2026 the balance of this transaction was US$197,041 (US$115,804 on December 31, 2025).
The Company maintains recurring commercial relationships with Flora Produtos de Higiene e Limpeza S.A., involving commitments for the sale of raw materials, with tallow being the principal commodity sold. Transactions are conducted on arm’s-length terms and are individually formalized through purchase orders.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
The indirect subsidiary JBS S.A. also engages in bovine by-product purchasing operations for rendering activities with Prima Foods S.A.
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
The aggregate amount of compensation received by the Company’s key management during the nine-month period ended September 30, 2026 and 2025 was:

	2026	2025
Salaries and wages	4,275	6,082
Variable cash and stock-based compensation	16,959	25,602
	21,234	31,684
9 Income taxes
a.Composition of deferred tax income and social contribution

	September 30, 2026	December 31, 2025
Deferred income tax assets	699,386	547,014
Deferred income tax liabilities	(1,201,395)	(1,169,300)
	(502,009)	(622,286)

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Balance at January 1, 2026	Income statement	Exchange variation	Other adjustments (1)	Balance at September 30, 2026
Tax loss and negative social contribution base	684,003	44,819	28,742	(4,109)	753,455
Expected credit losses on trade accounts receivable	40,098	(13,201)	987	—	27,884
Provision for contingencies	81,251	(10,121)	4,293	—	75,423
Fair value adjustment	(171,114)	89,853	(4,009)	—	(85,270)
Tax credits - Foreign subsidiaries	4,062	150	(31)	—	4,181
Share-based payment	—	(329)	329	—	—
Provision for work accident insurance - Foreign subsidiaries	12,805	5,203	—	—	18,008
Pension plan - Foreign subsidiaries	2,451	(493)	(14)	(152)	1,792
Trade accounts payable accrual	273,051	14,869	3,104	—	291,024
Interest portion to be deductible	320,200	120,828	—	—	441,028
Right of use assets	31,567	6,581	1,297	—	39,445
Goodwill amortization	(847,103)	2,080	(47,206)	—	(892,229)
Business combinations	(491,382)	16,996	(1,456)	(549)	(476,391)
Inventory valuation	(53,021)	(73,568)	4,207	—	(122,382)
Hedge operations	41,705	(18,814)	2,390	547	25,828
Realization of other reserves	(96,535)	2,202	(6,003)	—	(100,336)
Accelerated depreciation and amortization	(528,502)	(57,020)	(4)	—	(585,526)
Cut off adjustments (sales)	16,891	20,299	1,135	—	38,325
Other temporary differences	57,287	(19,790)	6,235	—	43,732
Deferred taxes, net	(622,286)	130,544	(6,004)	(4,263)	(502,009)
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

	Balance at January 1, 2025	Income statement	Exchange variation	Other adjustments	Balance at September 30, 2025
Tax loss and negative social contribution base	679,275	74,199	61,927	(191,303)	624,098
Expected credit losses on trade accounts receivable	42,304	(9,833)	3,970	—	36,441
Provisions for contingencies	94,487	(6,265)	11,143	—	99,365
Fair value adjustment	(105,836)	(14,833)	(9,281)	—	(129,950)
Tax credits - Foreign subsidiaries	8,798	(88)	(79)	—	8,631
Provision for work accident insurance - Foreign subsidiaries	8,964	(4,446)	—	—	4,518
Pension plan - Foreign subsidiaries	3,209	4,740	(80)	(3,224)	4,645
Trade accounts payable accrual	249,853	37,794	7,270	—	294,917
Non-deductible interests portion - U.S. tax reform	279,572	84,158	1	—	363,731
Right of use assets	25,967	1,036	3,092	—	30,095
Goodwill amortization	(727,377)	(29,175)	(103,271)	—	(859,823)
Business combination	(465,917)	(15,989)	(5,640)	(912)	(488,458)
Inventory valuation	(83,507)	(13,298)	9,897	—	(86,908)
Hedge operations	45,961	(6,648)	6,704	19	46,036
Realization of other reserves	(88,113)	1,922	(14,356)	—	(100,547)
Accelerated depreciation and amortization	(479,922)	(4,985)	(2)	—	(484,909)
Cut-off adjustment (sales)	15,274	1,433	2,644	—	19,351
Other temporary differences	52,895	25,506	(21,268)	—	57,133
Deferred taxes, net	(444,113)	125,228	(47,329)	(195,420)	(561,634)

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
b. Reconciliation of income tax and social contribution expense:

	Nine-month period ended September 30,		Three-month period ended September 30,
	2026	2025	2026	2025
Profit (loss) before taxes	282,748	2,245,943	196,139	815,341
Brazilian statutory corporate tax rate	(34)%	(34)%	(34)%	(34)%
Expected tax expense (benefit)	(96,134)	(763,621)	(66,687)	(277,216)

Adjustments to reconcile taxable income tax expense (benefit):
Share of profit of equity-accounted investees	1,137	5,103	(3,893)	1,520
Non-taxable tax benefits	186,829	165,056	65,996	58,032
Difference of tax rates on taxable income from foreign subsidiaries	(1,141)	96,902	19,364	49,938
Profits taxed by-foreign jurisdictions	(11,657)	(37,591)	3,068	44,406
Current year deferred taxes not recognized and deferred taxes recognized from prior years	(31,088)	86,093	(16,141)	10,026
Dividends paid abroad	—	(10,809)	—	(10,809)
Non-taxable interest - Foreign subsidiaries	9,813	9,414	3,232	3,151
Donations and social programs	(1,816)	—	11	—
SELIC interest on tax credits	4,291	33,946	2,985	2,631
Brazilian tax incentive law - Lei do Bem	—	1,397	—	—
Other permanent differences	(8,709)	(37,060)	(15,216)	(52,896)
Current and deferred income tax benefit (expense)	51,525	(451,170)	(7,281)	(171,217)

Current income tax	(79,019)	(576,398)	(27,148)	(185,942)
Deferred income tax	130,544	125,228	19,867	14,725
	51,525	(451,170)	(7,281)	(171,217)
Effective income tax rate	18.22%	(20.09)%	(3.71)%	(21.00)%
Global Minimum Tax:
As disclosed in the Group’s annual consolidated financial statements as of December 31, 2025, the Group monitors the Pillar Two global minimum tax rules applicable in the jurisdictions in which it operates. Based on the assessments performed to date, no significant tax exposure has been identified for the nine-month period ended September 30, 2026.
10 Investments in equity-accounted investees, associates and joint venture
Changes in the investments:
Refers to investments in associate and joint venture:

						Equity accounting
	Participation	Balance at January 1, 2026	Addition (disposal)	Profit distribution	Exchange variation	Changes in the equity of investees	Proportionate share of income	Balance at September 30, 2026
Meat Snacks Partners, LLC (1)	50%	23,301	(29,429)	—	1,091	5,037	—	—
JBS Foods Ontario, Inc.	100%	18,751	—	—	1,147	(1,147)	346	19,097
Birla Societá Agricola Srl	20%	1,854	—	—	115	(178)	—	1,791
Mantiqueira Alimentos S.A. (2)	48.5%	128,874	(18,898)	(11,731)	12,108	51,843	22,126	184,322
Mantiqueira International B.V. (3)	48.5%	(1,168)	29,659	—	—	(867)	(19,128)	8,496
Total		171,612	(18,668)	(11,731)	14,461	54,688	3,344	213,706

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

								Equity accounting
	Participation	Balance at January 1, 2025		Addition		Profit distribution		Changes in the equity of investees		Proportionate share of income	Balance at September 30, 2025
Meat Snacks Partners, LLC	50%	19,334		—		(6,197)		2,367		7,243	22,747
JBS Foods Ontario, Inc.	100%	17,372		—		—		14		841	18,227
Birla Societá Agricola Srl	20%	1,606		—		—		212		57	1,875
Mantiqueira Alimentos S.A.	48.5%	—		165,271		—		11,552		6,867	183,690
Total		38,312	0	165,271	—	(6,197)	0	14,145	0	15,008	226,539
(1)In January 2026, JBS S.A. concluded the sale of its 50% equity interest in the joint venture Meat Snack Partners for the amount of US$43.1 million.
(2)For the nine-month period ended September 30, 2026, the redemption and cancellation of shares of Mantiqueira Alimentos S.A. resulted in a derecognition in the amount of US$18,898.
(3)Incorporated on August 20, 2025, Mantiqueira International is a joint venture in which JBS N.V. holds a 48.5% equity interest. On November 14, 2025, JBS N.V., through its direct subsidiary Mantiqueira International and its indirect subsidiary Mantiqueira USA Inc., entered into an agreement to acquire 100% of the capital stock of Hickman’s Egg Ranch, one of the primary egg producers in the United States. Additionally, for the nine-month period ended September 30, 2026, capital contributions were made to the entities above Mantiqueira International in the corporate structure, resulting in an addition amounting to US$29,659.
11 Property, plant and equipment
Changes in property, plant and equipment:

	Balance at January 1, 2026	Additions net of transfers (1)	Disposals	Depreciation expense	Exchange rate variation	Balance at September 30, 2026
Buildings	4,496,924	467,844	(37,952)	(233,321)	124,276	4,817,771
Land	1,168,187	28,253	(16,535)	—	41,867	1,221,772
Machinery and equipment	4,446,022	893,045	(33,017)	(549,288)	105,416	4,862,178
Facilities	867,977	93,468	(1,217)	(52,682)	53,482	961,028
Computer equipment	194,719	45,540	(423)	(50,641)	2,117	191,312
Vehicles (land and air)	371,819	49,137	(10,893)	(44,478)	16,349	381,934
Construction in progress	1,697,271	51,968	(11,064)	—	32,168	1,770,343
Other	402,739	46,865	(2,386)	(45,547)	5,824	407,495
	13,645,658	1,676,120	(113,487)	(975,957)	381,499	14,613,833

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Balance at January 1, 2025	Additions net of transfers (1)	Disposals	Depreciation expense	Exchange rate variation	Balance at September 30, 2025
Buildings	3,991,581	404,688	(207)	(189,956)	294,657	4,500,763
Land	1,060,288	15,674	(5,677)	—	108,956	1,179,241
Machinery and equipment	4,038,196	594,619	(5,420)	(488,467)	262,560	4,401,488
Facilities	682,348	110,843	(1,763)	(40,553)	115,397	866,272
Computer equipment	187,164	44,398	(1,794)	(46,964)	8,466	191,270
Vehicles (land and air)	275,582	91,350	(13,757)	(37,932)	28,295	343,538
Construction in progress	1,238,785	77,596	(3,259)	—	104,972	1,418,094
Other	306,936	86,285	(12,874)	(37,590)	20,443	363,200
	11,780,880	1,425,453	(44,751)	(841,462)	943,746	13,263,866
(1)Additions for each category include transfer from construction in progress during the period.
For the nine-month period ended September 30, 2026, the amount of capitalized interest added to construction in progress and included in additions was US$36,355 (US$25,509 for the nine-month period ended September 30, 2025).
The capitalization rate used on September 30, 2026 was 6.42% p.y. (5.15% p.y. for the nine-month period ended September 30, 2025).
12 Leases
The Group uses the optional exemption to not recognize a right of use asset and lease liability for short term (less than 12 months) and low value leases. The average discount rate used for measuring lease liabilities was 5.55% p.y. for the nine-month period ended September 30, 2026 (5.45% p.y. for the nine-month period ended September 30, 2025).
12.1Right of use asset
Changes in the right of use assets:

	Balance at January 1, 2026	Additions (1)	Terminated contracts	Amortization	Exchange rate variation	Balance at September 30, 2026
Growing facilities	652,811	136,654	(5,132)	(110,786)	22,820	696,367
Buildings	634,164	135,056	(24,479)	(79,715)	11,999	677,025
Computer equipment	14,742	(128)	—	(3,801)	940	11,753
Machinery and equipment	98,983	35,012	(5,521)	(37,507)	3,363	94,330
Operating plants	8,110	3,331	(588)	(2,231)	409	9,031
Land	18,441	614	(98)	(2,479)	481	16,959
Vehicles (land)	186,396	57,517	(6,451)	(60,122)	3,214	180,554
Concession Agreement	—	9,626	—	(602)	(77)	8,947
	1,613,647	377,682	(42,269)	(297,243)	43,149	1,694,966

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Balance at January 1, 2025	Additions (1)	Terminated contracts	Amortization	Exchange rate variation	Balance at September 30, 2025
Growing facilities	632,267	117,112	(25,095)	(109,866)	53,580	667,998
Buildings	638,981	73,042	(25,841)	(71,438)	36,785	651,529
Computer equipment	5,371	6,474	—	(1,468)	806	11,183
Machinery and equipment	106,597	23,411	(4,968)	(38,659)	10,363	96,744
Operating plants	8,622	1,685	(150)	(2,386)	1,298	9,069
Land	15,999	3,965	(81)	(2,078)	415	18,220
Vehicles (land)	189,036	60,683	(12,385)	(53,616)	5,305	189,023
Concession Agreement	—	3,780	—	(2,935)	192	1,037
	1,596,873	290,152	(68,520)	(282,446)	108,744	1,644,803
(1)The additions have been reduced by the tax effect. The tax impact is US$(4,389) and US$(3,821) respectively as of September 30, 2026 and 2025.
12.2Lease liabilities

	September 30, 2026	December 31, 2025
Lease liabilities	1,859,123	1,767,285

Breakdown:
Current liabilities	378,447	354,887
Non-current liabilities	1,480,676	1,412,398
	1,859,123	1,767,285
Changes in the lease liabilities:

	Balance at January 1, 2026	Additions	Interest accrual	Payments	Terminated contracts	Exchange rate variation	Balance at September 30, 2026
Lease liabilities	1,767,285	383,286	84,320	(373,829)	(47,370)	45,431	1,859,123

	Balance at January 1, 2025	Additions	Interest accrual	Payments	Terminated contracts	Exchange rate variation	Balance at September 30, 2025
Lease liabilities	1,734,029	306,439	77,089	(362,028)	(84,837)	127,006	1,797,698
The maturity schedule of the non-current portion of lease liabilities is presented in section d. Liquidity risk of Note 25 - Risk management and financial instruments.
The amounts recognized in profit or loss as lease expenses for the nine-month period ended September 30 are presented below:

	2026	2025
Variable lease payments	616,260	493,043
Short-term leases	100,462	119,834
Leases of low-value assets	2,280	1,734
	719,002	614,611

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
13 Intangible assets
Changes in intangible assets:

	Balance at January 1, 2026	Additions	Disposals	Amortization	Exchange rate variation	Balance at September 30, 2026
Amortizing:
Trademarks	295,217	2,961	—	(20,443)	(5,199)	272,536
Softwares	33,339	5,140	(55)	(6,936)	1,961	33,449
Customer relationships	358,275	1,621	(1,642)	(49,364)	(2,565)	306,325
Supplier contract	18,513	492	(512)	(2,812)	837	16,518
Concession Agreement	575	14,754	(10,252)	(4,937)	(140)	—
Others	5,816	18	(4,158)	(90)	579	2,165
Non-amortizing:
Trademarks	1,102,299	523	—	—	5,937	1,108,759
Water rights	11,558	3,200	—	—	161	14,919
	1,825,592	28,709	(16,619)	(84,582)	1,571	1,754,671

	Balance at January 1, 2025	Additions	Disposals	Amortization	Exchange rate variation	Balance at September 30, 2025
Amortizing:
Trademarks	293,519	835	—	(21,065)	29,345	302,634
Softwares	30,611	5,546	(1,422)	(5,148)	4,664	34,251
Customer relationships	408,149	2,126	(735)	(50,763)	15,396	374,173
Supplier contract	20,548	—	—	(2,732)	2,091	19,907
Others	13,975	2,268	(4,471)	(5,057)	1,759	8,474
Non-amortizing:
Trademarks	1,025,095	570	—	—	72,337	1,098,002
Water rights	11,302	—	—	—	169	11,471
	1,803,199	11,345	(6,628)	(84,765)	125,761	1,848,912
14 Goodwill
Changes in goodwill:

	September 30, 2026	December 31, 2025
Balance at the beginning of the period	5,852,575	5,417,134
Business combination adjustments (1)	(2,819)	1,981
Exchange rate variation	142,932	433,460
Balance at the end of the period	5,992,688	5,852,575
(1) Refers to business combination adjustments related to the operations of the indirect subsidiary Seara Alimentos Ltda.
As of September 30, 2026, the Group assessed the existence of impairment indicators for goodwill and concluded that no such indicators were identified. Accordingly, no impairment losses were recognized for the nine-month period ended September 30, 2026.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
15 Trade accounts payable and supply chain finance

	September 30, 2026	December 31, 2025
Commodities	1,919,508	2,422,916
Materials and services	4,015,715	3,691,498
Finished products	58,991	91,838
Present value adjustment	(9,855)	(8,152)
Total trade accounts payable	5,984,359	6,198,100

Total supplier financing (1)	1,192,985	1,134,459

Total	7,177,344	7,332,559
(1)There were no significant changes in relation to the nature and policies of the supply chain financing balances presented, compared to the information disclosed in the Group’s annual consolidated financial statements as of December 31, 2025.
Commitment to Purchase for Future Delivery
The Group has cattle purchase commitments for future delivery established with certain suppliers, ensuring the acquisition of cattle at a fixed or to-be-determined price, without any cash impact on the Group until the cattle are delivered and the transaction matures. Based on these future delivery contracts, suppliers can advance the transaction with banks under the supply chain financing arrangement. As of September 30, 2026, the amount related to this transaction was US$222,573 (US$140,956 as of December 31, 2025), and this transaction has been recorded as Supplier financing since its inception.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
16 Loans and financing

					Current				Non-current
Type	Average annual interest rate, range	Currency	Index	Payment terms /non-current debt	September 30, 2026		December 31, 2025		September 30, 2026		December 31, 2025
Foreign currency
ACC - Advances on exchange	4.57% - 5.10%	USD	—	2026 - 2027	452,548		—		—		—
Export credit note	4.94%	USD	SOFR	2026	—		254,903		—		—
Working capital	7.28%	USD	SOFR	2030	420		9,859		1,537		1,832
Working capital	3.63%	EUR	—	2027	21,851		—		—		—
CRA - Agribusiness Receivables Certificates	4.71% - 6.00%	USD	—	2028 - 2035	1,900		1,740		94,508		104,290
Livestock financing	6.43%	USD	—	2031	1,512		—		5,668		—
Prepayment	5.23%	USD	SOFR	2027	150,330		—		—		—
Notes (Bonds)	4.75%	EUR	—	2034	371		—		562,899		—
Others	4.85% - 6.19%	Several	Several	Several	—		1,026		—		1,967
					628,932	—	267,528	—	664,612	—	108,089
Local currency
Notes (Bonds)	2.50% - 7.25%	USD	—	2027 - 2066	397,596		295,111		18,733,261		17,793,347
CRA - Agribusiness Receivables Certificates	10.61% - 13.90%	BRL	IPCA - CDI	2028 - 2065	44,063		28,581		2,265,739		2,190,843
Revolving credit	4.01%	EUR	EURIBOR	2026	50,242		33,701		—		—
Revolving credit	5.51% - 5.70%	AUD	BBSW	2028	1,152		—		293,834		—
Livestock financing	13.51%	BRL	CDI	2027	205,139		114,903		—		—
Rural credit	9.00%	BRL	—	2035	453		—		11,581		10,904
Working Capital	2.89% - 6.20%	EUR	EURIBOR	2026 - 2032	32,373		47,716		13,094		14,343
CDC - Direct credit to consumers	14.18% - 17.12%	BRL	—	2026	—		907		—		—
Debentures	12.55%	BRL	IPCA	2036	1,112		—		74,555		—
Others	3.23% - 8.08%	Several	Several	Several	60,316		44,638		130,309		139,957
					792,446		565,557		21,522,373		20,149,394

					1,421,378		833,085		22,186,985		20,257,483
On September 30, 2026 and December 31, 2025, the availability under Brazil revolving credit facilities was US$500 million. In the United States the revolving credit facilities on September 30, 2026, was US$3.2 billion and on December 31, 2025 US$3.0 billion. In The Netherlands the revolving credit facilities on September 30, 2026, was US$250 million.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
The non-current portion of the principal payment schedule of loans and financing is as follows:

Maturity	September 30, 2026
2027	12,649
2028	417,541
2029	658,390
2030	126,924
2031	1,413,363
Maturities after 2031	19,558,118
22,186,985
16.1Guarantees and contractual restrictions (“covenants”)
The Group was in compliance with all of its debt financial covenant restrictions on September 30, 2026 and until the date that these unaudited condensed consolidated financial information were approved.
17 Income and other taxes payable

	September 30, 2026	December 31, 2025
Taxes payable in installments	27,339	25,548
PIS / COFINS tax payable	1,190	17,956
ICMS / VAT / GST tax payable	88,585	45,662
Withholding income taxes	348,900	348,917
Property taxes and others	123,582	122,603
Subtotal	589,596	560,686
Income taxes payable	187,037	288,030
Total	776,633	848,716

Breakdown:
Current liabilities	357,238	440,989
Non-current liabilities	419,395	407,727
	776,633	848,716
18 Payroll and social charges

	September 30, 2026	December 31, 2025
Social charges in installments (1)	307,138	284,915
Bonus and vacation along with related social charges	951,246	929,070
Salaries and related social charges	524,224	617,129
Others	14,119	17,110
	1,796,727	1,848,224
Breakdown:
Current liabilities	1,568,059	1,560,159
Non-current liabilities	228,668	288,065
	1,796,727	1,848,224
(1) This line item includes the installment payment plan related to the Rural Workers' Assistance Fund (Funrural), entered into in September 2018, in the amount of US$443.9 million. The installments are subject to adjustments based on the Brazilian basic interest rate (Selic). As of September 30, 2026, the outstanding Funrural balance was US$328.1 million. Additionally, the total amount paid or offset during the period was US$212.3 million.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
19 Provisions for legal proceedings
The Group is party to several lawsuits arising in the ordinary course of business for which provisions are recognized for those deemed probable based on estimated costs determined by management as follows:
Breakdown:

	September 30, 2026	December 31, 2025
Current liabilities	218,661	159,217
Non-current liabilities	216,427	209,358
	435,088	368,575

	September 30, 2026				September 30, 2025
	Labor	Civil	Tax and Social Security	Total	Labor	Civil	Tax and Social Security	Total
Brazil
Opening balance	97,504	59,075	52,701	209,280	87,075	59,796	68,516	215,387
Additions, reversals and changes in estimates	70,605	22,224	373	93,202	46,995	11,238	(13,241)	44,992
Payments	(79,445)	(28,885)	(5,234)	(113,564)	(53,537)	(21,127)	(3,435)	(78,099)
Indexation	9,191	1,035	4,273	14,499	7,339	4,184	(2,565)	8,958
Exchange rate variation	6,089	3,674	3,185	12,948	14,343	9,364	9,695	33,402
Closing balance	103,944	57,123	55,298	216,365	102,215	63,455	58,970	224,640
USA
Opening balance	—	71,017	88,200	159,217	—	280,804	—	280,804
Additions, reversals and changes in estimates	—	160,461	—	160,461	—	159,198	—	159,198
Payments	—	(101,017)	—	(101,017)	—	(339,062)	—	(339,062)
Closing balance	—	130,461	88,200	218,661	—	100,940	—	100,940
Others jurisdictions
Opening balance	69	—	9	78	52	44	1,176	1,272
Additions, reversals and changes in estimates	28	—	(1)	27	4	(2)	(38)	(36)
Payments	(41)	—	—	(41)	—	(29)	(508)	(537)
Indexation	—	—	—	—	—	(6)	(752)	(758)
Exchange rate variation	(3)	—	1	(2)	4	6	132	142
Closing balance	53	—	9	62	60	13	10	83

Total	103,997	187,584	143,507	435,088	102,275	164,408	58,980	325,663
Legal proceedings (possible loss):
In the nine-month period ended September 30, 2026, the Company did not identify any significant changes in the amount of the legal proceedings which the probability of loss is considered possible compared to the information disclosed in the Group’s annual consolidated financial statements as of December 31, 2025.
20 Equity
a.Dividends: On March 25, 2026, the Board of Directors of JBS N.V. approved the payment of dividends of US$1.00 per share, totaling US$1,070,877, which was paid on June 17, 2026.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
21 Net revenue

	Nine-month period ended September 30,		Three-month period ended September 30,
	2026	2025	2026	2025
Domestic sales	50,410,241	46,876,131	17,024,389	16,601,753
Export sales	17,835,786	16,245,020	5,713,433	5,995,231
NET REVENUE	68,246,027	63,121,151	22,737,822	22,596,984
21.1Contract balances - Advances from customer
As disclosed in the Group's annual financial statements for the year ended December 31, 2025, contract liabilities are presented as advances from customers in the statement of financial position. There have been no significant changes in the nature of these balances or in the related revenue recognition policy.
The following table provides information about trade accounts receivable and contract liabilities from contracts with customers:

	Note	September 30, 2026	December 31, 2025
Trade accounts receivable	4	3,273,509	4,231,924
Contract liabilities		(291,863)	(344,423)
Total customer contract balance		2,981,646	3,887,501
22 Net finance expense

	Nine-month period ended September 30,		Three-month period ended September 30,
	2026	2025	2026	2025
Gains from exchange rate variation	194,055	123,246	59,624	66,424
Fair value adjustments on derivatives	(48,978)	(54,088)	38,345	(63,681)
Interest expense (1)	(1,452,844)	(1,273,198)	(454,365)	(480,203)
Interest income (2)	219,278	363,080	65,946	135,030
Bank fees and others	(230,062)	(135,138)	(18,320)	(65,719)
	(1,318,551)	(976,098)	(308,770)	(408,149)

Financial income	471,743	508,017	163,915	202,920
Financial expense	(1,790,294)	(1,484,115)	(472,685)	(611,069)
Net finance expense	(1,318,551)	(976,098)	(308,770)	(408,149)
(1)For the nine-month period ended September 30, 2026 and 2025, the amounts of US$1,090,264 and US$909,415, respectively, refers to interest expenses from loans and financings expenses.
(2)For the nine-month period ended September 30, 2026 and 2025, the amounts of US$108,528 and US$132,735, respectively, refers to interest income from short investments.
23 Operating segments
The Group’s Management has defined operating segments based on the reports that are used to make strategic decisions, analyzed by the Chief Operating Decision Maker (CODM) - our Chief Executive Officer (CEO). There are six reportable segments: Brazil, Seara, Beef North America, Pork USA, Pilgrim’s Pride and Australia. The segment performance is evaluated by the CODM, based on Adjusted EBITDA.
Adjusted EBITDA consists of profit or loss before taxes, applying the same accounting policies described in these financial statements, except for the following adjustments as described below: exclusion of share of profit of equity-accounted

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
investees, net of tax, exclusion of net finance expense, exclusion of depreciation and amortization expenses, exclusion of antitrust agreements expenses, exclusion of donations and social programs expenses, exclusion of impairment of assets expenses, exclusion of restructuring expenses, exclusion of fiscal payments and installments expense, exclusion of Avian influenza expense, exclusion of closure of plants expenses, and exclusion of certain other operating income (expenses), net.
Brazil: this segment includes all the operating activities of the indirect subsidiary JBS S.A. and its Brazilian subsidiaries, mainly represented by slaughter facilities, cold storage and meat processing, fat, feed and production of cattle by-products such as leather, collagen and other products produced in Brazil and biodiesel, as well as the Mercado da Carne stores. Revenues are generated from the sale of products predominantly to restaurant chains, food processing companies, distributors, supermarket chains, wholesale supermarket and other significant food chains.
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
Pork USA: this segment includes JBS USA’s pork operations, including Swift Prepared Foods. Revenues are generated from the sale of products predominantly to retailers of fresh pork including trimmed cuts such as loins, roasts, chops, butts, picnics and ribs. Other pork products, including hams, bellies and trimmings, are sold predominantly to further processors who, in turn, manufacture bacon, sausage, and deli and luncheon meats. In addition, revenues are generated from the sale of case ready products. As a complement to our pork processing business, we also conduct business through our hog production operations, including thirty-one hog farms and eight feed mills.
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

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
There are no revenues arising out of transactions with any single customer that represents 10% or more of the total revenues.
The Group manages its loans and financing and income taxes at the corporate level and not by segment.
The information by consolidated operational segments is as follows:

Nine-month period ended September 30, 2026
	Brazil	Seara	Beef North America	Pork USA	Pilgrim’s Pride	Australia	Total reportable segments	All others segments	Elimination (*)	Total
Revenue from external customers	10,887,886	7,218,284	22,319,922	5,909,159	13,778,786	7,203,038	67,317,075	928,952	—	68,246,027
Intersegment revenue	1,578,538	232,790	174,549	82,543	23,700	962	2,093,082	152,345	(2,245,427)	—
Net revenue	12,466,424	7,451,074	22,494,471	5,991,702	13,802,486	7,204,000	69,410,157	1,081,297	(2,245,427)	68,246,027
Adjusted EBITDA (1)	578,117	1,080,328	(346,940)	427,848	1,414,981	561,154	3,715,488	28,403	—	3,743,891

Nine-month period ended September 30, 2025
	Brazil	Seara	Beef North America	Pork USA	Pilgrim’s Pride	Australia	Total reportable segments	All others segments	Elimination (*)	Total
Revenue from external customers	10,033,132	6,462,838	20,335,618	6,155,707	13,951,766	5,779,231	62,718,292	402,859	—	63,121,151
Intersegment revenue	877,127	214,757	139,210	124,983	18,288	7,461	1,381,826	121,474	(1,503,300)	—
Net revenue	10,910,259	6,677,595	20,474,828	6,280,690	13,970,054	5,786,692	64,100,118	524,333	(1,503,300)	63,121,151
Adjusted EBITDA (1)	666,881	1,140,147	(375,108)	719,109	2,247,679	699,410	5,098,118	17,824	—	5,115,942

Three-month period ended September 30, 2026
	Brazil	Seara	Beef North America	Pork USA	Pilgrim’s Pride	Australia	Total reportable segments	All others segments	Elimination (*)	Total
Revenue from external customers	3,455,771	2,433,909	7,490,642	1,863,821	4,641,246	2,493,617	22,379,006	358,816	—	22,737,822
Intersegment revenue	637,286	77,498	67,334	16,865	8,637	97	807,717	54,988	(862,705)	—
Net revenue	4,093,057	2,511,407	7,557,976	1,880,686	4,649,883	2,493,714	23,186,723	413,804	(862,705)	22,737,822
Adjusted EBITDA (1)	141,184	330,629	(1,901)	37,006	462,401	197,666	1,166,985	14,232	—	1,181,217

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

Three-month period ended September 30, 2025
	Brazil	Seara	Beef North America	Pork USA	Pilgrim’s Pride	Australia	Total reportable segments	All others segments	Elimination (*)	Total
Revenue from external customers	3,831,218	2,289,215	7,202,450	2,179,594	4,751,154	2,189,578	22,443,209	153,775	—	22,596,984
Intersegment revenue	328,306	71,804	45,693	40,347	4,896	2,795	493,841	46,575	(540,416)	—
Net revenue	4,159,524	2,361,019	7,248,143	2,219,941	4,756,050	2,192,373	22,937,050	200,350	(540,416)	22,596,984
Adjusted EBITDA (1)	307,229	322,662	(41,651)	218,208	769,739	248,876	1,825,063	9,529	—	1,834,592
(*)Includes intercompany and intersegment transactions.
(1)The Adjusted EBITDA is reconciled with the consolidated operating profit (loss), as follows:

	Nine-month period ended September 30,		Three-month period ended September 30,
	2026	2025	2026	2025
Profit before taxes	282,748	2,245,943	196,139	815,341
Share of profit of equity-accounted investees, net of tax	(3,344)	(15,008)	11,450	(4,452)
Net finance expense	1,318,551	976,098	308,770	408,149
Depreciation and amortization	1,916,968	1,684,857	660,380	584,019
Antitrust agreements (1)	157,825	143,720	450	10,082
Donations and social programs (2)	627	1,747	92	615
Impairment of assets	—	12,767	—	—
Restructuring (3)	20,117	23,771	—	2,233
Fiscal payments and installments (4)	11,838	2,378	2,232	—
Avian influenza	—	13,122	—	7,510
Closure of plants (5)	24,142	—	—	—
Other operating income (expense), net (6)	14,419	26,547	1,704	11,095
Total Adjusted EBITDA for operating segments	3,743,891	5,115,942	1,181,217	1,834,592
(1)Refers to the Agreements entered by JBS USA and its subsidiaries.
(2)Refers to the donations, substantially composed of the Fundo JBS pela Amazônia and Instituto J&F.
(3)Refers to the project implementation of multiple restructuring initiatives (including related impairment) mainly in the indirect subsidiary Pilgrim’s Pride Corporation (PPC), which are registered as Other expenses, as well as other non-significant restructuring projects that are registered as General and administrative expenses.
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

The net revenue and total assets are present below segregated by geographic area considering facilities location as additional information.

Nine-month period ended September 30, 2026
	United States of America (2)	Mexico and Canada	Brazil (3)	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Net revenue	34,008,834	5,063,318	19,782,279	6,156,126	6,573,799	985,847	72,570,203	(4,324,176)	68,246,027

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

Nine-month period ended September 30, 2025
	United States of America (2)	Mexico and Canada	Brazil (3)	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Net revenue	34,032,512	3,056,069	17,847,716	5,059,539	4,755,661	361,493	65,112,990	(1,991,839)	63,121,151

Three-month period ended September 30, 2026
	United States of America (2)	Mexico and Canada	Brazil (3)	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Net revenue	11,309,046	1,892,323	7,105,798	2,139,672	1,996,836	355,684	24,799,359	(2,061,537)	22,737,822

Three-month period ended September 30, 2025
	United States of America (2)	Mexico and Canada	Brazil (3)	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Net revenue	11,332,724	1,667,643	6,614,231	1,900,808	1,630,470	174,899	23,320,775	(723,791)	22,596,984

September 30, 2026
	United States of America (2)	Mexico and Canada	Brazil	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Total assets	10,953,803	3,393,119	20,527,842	4,320,764	11,250,841	1,013,791	51,460,160	(4,382,080)	47,078,080

December 31, 2025
	United States of America (2)	Mexico and Canada	Brazil	Australia	Europe	Minor regions	Total	Intercompany elimination (1)	Total
Total assets	13,940,917	5,468,199	15,934,286	4,350,848	14,340,561	435,728	54,470,539	(9,314,053)	45,156,486
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

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
24 Expenses by nature
Expenses by nature are disclosed as follows:

	Nine-month period ended September 30,		Three month period ended September 30,
	2026	2025	2026	2025
Cost of sales
Cost of inventories, raw materials and production inputs	(52,076,788)	(46,716,115)	(17,320,393)	(16,879,276)
Salaries and benefits	(7,144,078)	(6,480,401)	(2,414,453)	(2,225,800)
Depreciation and amortization	(1,698,961)	(1,495,117)	(589,265)	(519,461)
	(60,919,827)	(54,691,633)	(20,324,111)	(19,624,537)

Selling
Freights and selling expenses	(3,272,385)	(2,827,525)	(1,157,258)	(968,208)
Salaries and benefits	(478,575)	(421,103)	(165,207)	(145,822)
Depreciation and amortization	(71,007)	(58,228)	(21,942)	(21,080)
Advertising and marketing	(279,231)	(264,817)	(93,644)	(87,251)
Commissions	(69,144)	(64,721)	(25,005)	(25,280)
Net impairment losses	(1,177)	(14,268)	5,064	(8,378)
	(4,171,519)	(3,650,662)	(1,457,992)	(1,256,019)

General and administrative
Salaries and benefits	(759,174)	(818,550)	(232,752)	(280,237)
Fees, services held and general expenses	(529,131)	(487,044)	(172,846)	(176,116)
Depreciation and amortization	(147,000)	(131,512)	(49,173)	(43,478)
DOJ - department of justice and Antitrust agreements	(157,825)	(143,720)	(450)	(10,082)
Donations and social programs (1)	(6,279)	(11,621)	(439)	(3,824)
	(1,599,409)	(1,592,447)	(455,660)	(513,737)
(1)Refers to donations made to Instituto J&F regarding improvements on school’s building, the social program “Fazer o Bem Faz Bem” created by the Group to support actions for social transformation where the indirect subsidiary JBS S.A. is present and donations to Fundo JBS Pela Amazônia.
24.1Other income and expenses
Other Income: For the nine-month period ended September 30, 2026, the Group has recorded other income totaling US$101,012 (US$77,298 for the nine-month period ended September 30, 2025), primarily related to gains on asset sales amounting to US$38,791 (US$29,422 for the nine-month period ended September 30, 2025), tax credits from prior periods totaling US$20,000 (US$6,872 for the nine-month period ended September 30, 2025), rental income totaling US$5,280 (US$2,215 for the nine-month period ended September 30, 2025), carbon credits totaling US$3,464 (nil for the nine-month period ended September 30, 2025), among other non-significant items.
Other Expenses: For the nine-month period ended September 30, 2026, the Group has recorded other expenses totaling US$58,329 (US$56,674 for the nine-month period ended September 30, 2025), mainly related to restructuring expenses amounting to US$11,464 (US$21,890 for the nine-month period ended September 30, 2025), losses on asset sales totaling US$34,686 (US$12,682 for the nine-month period ended September 30, 2025), impairment of assets expenses totaling US$4,846 (US$8,030 for the nine-month period ended September 30, 2025), among other non-significant items.
25 Risk management and financial instruments
Financial instruments are recognized in the consolidated financial statements as follows:

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Notes	Fair value hierarchy	September 30, 2026	December 31, 2025
Assets
Fair value through profit or loss (1)
Financial / Overnight investments	3	Level 2	1,557,137	1,887,853
National treasury bills	3	Level 1	161,464	123,204
Derivative assets		Level 2	37,724	155,441
Fair Value through Other Comprehensive Income
Investment in financial assets at fair value	3	Level 1	48,877	49,908
Derivative assets		Level 2	51,348	161
Amortized cost (2)
Cash at banks	3		2,447,345	2,557,740
CME Margin investments	3		36,648	105,993
Trade accounts receivable	4		3,273,509	4,231,924
Dividends Receivable			—	1,465
Related party receivables	8		38,086	41,231
Financial investments	3		52,030	45,780
Total			7,704,168	9,200,700
Liabilities
Amortized cost (2)
Loans and financing	16		(23,608,363)	(21,090,568)
Trade accounts payable and supply chain finance	15		(7,177,344)	(7,332,559)
Debt with related party	8		(123,608)	(190,998)
Lease	12.2		(1,859,123)	(1,767,285)
Dividends Payable			(11)	—
Fair value through profit or loss
Derivative liabilities		Level 2	(199,751)	(267,214)
Fair value through Other Comprehensive Income
Derivative liabilities		Level 2	(3,746)	(3,567)
Total			(32,971,946)	(30,652,191)
(1)CDBs are updated at the effective rate but have a short-term and negotiated with financial institutions, and their recognition is similar at fair value; national treasury bill is recognized at fair value.
(2)Mainly comprise loans and trade accounts receivables. Trade accounts receivable are classified as current assets and presented net of expected credit losses.
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
Fair value of assets and liabilities carried at amortized cost: The fair value of the Notes (Bonds) under Rule 144-A and Regulation S, are estimated using the closing sale price of these securities informed by a financial newswire on September 30, 2026 and December 31, 2025, considering there is an active market for these financial instruments. The carrying amount of the remaining fixed-rate loans approximates fair value since the interest rate market, the Group's credit quality, and other market factors have not significantly changed since entering into the loans. The carrying amount of variable-rate loans and financings approximates fair value given the interest rates adjusted for changes in market conditions and the quality of the Group’s credit rating has not substantially changed. For all other financial assets and liabilities,

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
carrying amount approximates fair value due to the short duration of the instruments. As of September 30, 2026, the outstanding principal amount of the Notes (Bonds) issued under Rule 144A and Regulation S was US$19,662,230 (US$18,052,688 on December 31, 2025) and the estimated fair value was US$18,182,270 (US$18,157,182 on December 31, 2025).
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
a.Interest rate risk
The Group understands that the quantitative data referring to the Group's interest rate exposure risk on September 30, 2026 and December 31, 2025, are in accordance with the Financial and Commodity Risk Management Policy and are representative of the exposure incurred during the period. For informational purposes and in accordance with our Financial and Commodities Risk Management Policy, the notional amounts of assets and liabilities exposed to floating interest rates are presented below:

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	September 30, 2026	December 31, 2025
Net exposure to the CDI rate:
CRA - Agribusiness Credit Receivable Certificates	(138,069)	(54,231)
Credit note - export	—	(410)
Rural - Credit note	(205,139)	(114,282)
Related party transactions	(102,646)	(105,892)
CDB-DI (Bank certificates of deposit)	831,847	727,695
CME Margin investments	36,648	105,760
Treasury bills	118,871	75,286
Subtotal	541,512	633,926
Derivatives (Swap)	(336,690)	(922,938)
Total	204,822	(289,012)

Net exposure to the IPCA rate:
Treasury bills	42,593	47,920
CRA - Agribusiness Credit Receivable Certificates	(2,171,733)	(2,165,193)
Debentures	(75,667)	—
Related party transactions	17,124	(43,875)
Subtotal	(2,187,683)	(2,161,148)
Derivatives (Swap)	281,624	805,029
Total	(1,906,059)	(1,356,119)

Liabilities exposure to the SOFR rate:
Export credit note	—	(254,903)
Prepayment - exchange agreement	(150,330)	—
Working Capital - USD	(1,957)	(11,691)
Total	(152,287)	(266,594)

Liabilities exposure to the Euribor rate:
Working Capital - EUR	(45,467)	(55,348)
Revolving credit facility	(50,242)	(33,701)
Total	(95,709)	(89,049)
Sensitivity analysis and derivative financial instruments breakdown:

			Scenario (I) VaR 99% I.C. 1 day		Scenario (II) Interest rate variation - 25%		Scenario (III) Interest rate variation - 50%
Contracts exposure	Risk	Current scenario	Rate	Effect on income	Rate	Effect on income	Rate	Effect on income
CDI	Decrease	13.65%	13.58%	(150)	10.24%	(6,989)	6.83%	(13,979)
IPCA	Increase	4.22%	4.23%	(117)	5.28%	(20,109)	6.33%	(40,218)
SOFR	Increase	3.90%	3.90%	(4)	4.88%	(1,485)	5.85%	(2,970)
Euribor	Increase	3.33%	3.33%	(3)	4.16%	(797)	4.99%	(1,593)
				(274)		(29,380)		(58,760)
Details of derivative instruments (Swap):

			September 30, 2026				December 31, 2025
Instrument	Risk factor	Maturity	Notional	Fair value (Asset) - US$	Fair value (Liability) - US$	Fair value	Notional	Fair value (Asset) - US$	Fair value (Liability) - US$	Fair value
Swap	IPCA	2031- 2037	218,189	281,624	(336,690)	(55,066)	672,843	805,029	(922,938)	(117,909)

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

b1.Exchange rate risk:
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

	USD		EUR		GBP
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Operating (including cash and cash equivalents, trade accounts receivable and sales orders)	3,502,881	4,244,622	918,109	483,608	95,339	123,168
Financial (including loans and financing)	(713,214)	(369,538)	(559,697)	(1,525)	(955)	(191)
TOTAL EXPOSURE	2,789,667	3,875,084	358,412	482,083	94,384	122,977
Derivatives	619,922	6,334	55,882	1,276	(64,425)	(67,532)
NET EXPOSURE	3,409,589	3,881,418	414,294	483,359	29,959	55,445
b1.Sensitivity analysis and derivative financial instruments breakdown:
b1.1USD - American dollars (amounts in thousands of US$):

		Current exchange rate	Scenario (I) VaR 99% C.I. 1 day		Scenario (II) Interest rate variation - 15%		Scenario (III) Interest rate variation - 30%
Exposure of US$	Risk		Exchange rate	Effect on income	Exchange rate	Effect on income	Exchange rate	Effect on income
Operating	Depreciation	1.00	0.98	(58,044)	0.85	(525,429)	0.70	(1,050,864)
Financial	Appreciation	1.00	1.02	(11,818)	1.15	(106,983)	1.30	(213,964)
Derivatives	Depreciation	1.00	0.98	(10,272)	0.85	(92,988)	0.70	(185,977)
				(80,134)		(725,400)		(1,450,805)
b1.2EUR - EURO (amounts in thousands of US$):

			Scenario (I) VaR 99% I.C. 1 day		Scenario (II) Interest rate variation - 15%		Scenario (III) Interest rate variation - 30%
Exposure of US$	Risk	Current exchange rate	Exchange rate	Effect on income	Exchange rate	Effect on income	Exchange rate	Effect on income
Operating	Depreciation	1.13	1.12	(12,854)	0.96	(137,716)	0.79	(275,433)
Financial	Appreciation	1.13	1.15	(7,836)	1.30	(83,955)	1.47	(167,909)
Derivatives	Depreciation	1.13	1.12	(782)	0.96	(8,382)	0.79	(16,765)
				(21,472)		(230,053)		(460,107)
b1.3GBP - British Pound (amounts in thousands of US$):

			Scenario (I) VaR 99% I.C. 1 day		Scenario (II) Interest rate variation - 15%		Scenario (III) Interest rate variation - 30%
Exposure of US$	Risk	Current exchange rate	Exchange rate	Effect on income	Exchange rate	Effect on income	Exchange rate	Effect on income
Operating	Depreciation	1.33	1.31	(1,368)	1.13	(14,301)	0.93	(28,602)
Financial	Appreciation	1.33	1.35	(14)	1.53	(143)	1.72	(286)
Derivatives	Appreciation	1.33	1.35	(925)	1.53	(9,664)	1.72	(19,327)
				(2,307)		(24,108)		(48,215)

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

b 1.4 Derivative financial instruments outstanding:

			September 30, 2026		December 31, 2025
Instrument	Risk factor	Nature	Notional (US$)	Fair value	Notional (US$)	Fair value
Future Contract	American dollar	Long	9,716	96	241,445	(1,814)
Deliverable Forwards	American dollar	Short	(732,483)	(4,719)	(278,582)	13,069
Non-Deliverable Forwards	American dollar	Long	1,342,689	(14,050)	43,471	(4,467)
Future Contract	Euro	Short	(76,635)	74	(79,419)	62
Deliverable Forwards	Euro	Long	149,617	(2,345)	103,646	(2,039)
Non-Deliverable Forwards	Euro	Short	(17,100)	41	(22,591)	(55)
Future Contract	British pound	Short	(40,462)	(94)	(40,676)	72
Deliverable Forwards	British pound	Short	(23,963)	123	(26,856)	129
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
Biological assets are significant raw materials for the Group’s operations. To secure future supply, the Group enters into forward contracts with suppliers and uses derivative instruments, primarily futures contracts, to mitigate the related exposures, including the impact of price fluctuations on inventories and sales contracts. The Group considers historical average expenditure on materials to be indicative of the operating exposure to be hedged in connection with firm commitments.
c1.Position balance in commodities and corn contracts:

Exposure in Commodities (Live Stock) - Expressed in contract quantity	September 30, 2026	December 31, 2025
OPERATING
Firm contracts	13,397	31,200
Subtotal	13,397	31,200
DERIVATIVES
Future contracts	5,774	7,348
Deliverable Forwards	(13,183)	(41,942)
Non Deliverable Forwards	(772,547)	—
Subtotal	(779,956)	(34,594)
NET EXPOSURE	(766,559)	(3,394)
Sensitivity analysis as of September 30, 2026:

		Scenario (I) VaR 99% I.C. 1 day			Scenario (II) Interest rate variation - 15%		Scenario (III) Interest rate variation - 30%
Exposure	Risk	Current price	Price	Effect on income	Price	Effect on income	Price	Effect on income
Operating	Decrease	79	78	(10,520)	67	(157,797)	55	(315,594)
Derivatives	Increase	46	47	(10,594)	53	(158,914)	60	(317,828)
				(21,114)		(316,711)		(633,422)

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
Derivatives financial instruments breakdown:

			September 30, 2026		December 31, 2025
Instrument	Risk factor	Nature	Quantity	Fair value	Quantity	Fair value
Future Contracts	Commodities (Live stocks)	Short	5,774	317	7,348	(346)
Deliverable Forwards	Commodities (Live stocks)	Short	(13,183)	38,817	(41,942)	(93,782)
Non-Deliverable Forwards	Commodities (Live stocks)	Short	(772,547)	(11,379)	—	—

Exposure in Commodities (Grains and others) - Expressed in contract quantity	September 30, 2026	December 31, 2025
OPERATING
Purchase orders	9,148	5,403
Subtotal	9,148	5,403
DERIVATIVES
Future B3	33,434	17,515
Future CME	(100)	155
Deliverable Forwards	(30,031)	32,783
Non Deliverable Forwards	713,196	—
Subtotal	716,499	50,453
NET EXPOSURE	725,647	55,856
Sensitivity analysis as of September 30, 2026:

		Scenario (I) VaR 99% I.C. 1 day			Scenario (II) Interest rate variation - 15%		Scenario (III) Interest rate variation - 30%
Exposure	Risk	Current price	Price	Effect on income	Price	Effect on income	Price	Effect on income
Operating	Increase	6	6	(135)	7	(2,019)	8	(4,038)
Derivatives	Increase	13	13	(5,234)	15	(78,510)	17	(157,020)
				(5,369)		(80,529)		(161,058)
Derivatives financial instruments breakdown:

			September 30, 2026		December 31, 2025
Instrument	Risk factor	Nature	Quantity	Fair value	Quantity	Fair value
Future Contracts	Commodities (grains and others)	Long	33,434	(7,435)	17,515	(170)
Deliverable Forwards	Commodities (grains and others)	Long	(30,031)	(21,913)	32,783	46,621
Future CME	Commodities (grains and others)	Short	(100)	70	155	(45)
Non Deliverable Forwards	Commodities (grains and others)	Long	713,196	(2,357)	—	—
c2.Hedge accounting:
c2.1. Effects of hedge instruments on the financial information:
The indirect subsidiary Seara Alimentos Ltda. applies hedge accounting for grain purchase, aiming at bringing stability to the subsidiary's results. The designation of these instruments is based on the guidelines outlined in the Financial and Commodity Risk Management Policy defined by the Risk Management Committee and approved by the Board of Directors.

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
Below is shown the effects on income for the period, on other comprehensive income and on the statement of financial position of derivative financial instruments contracted for hedging exchange rates, commodity prices and interest rates (cash flow and fair value hedges):

	September 30, 2026		December 31, 2025
Hedge result	Liability	Other comprehensive income	Liability	Other comprehensive income
Grain hedge	948	1,064	(15)	(854)
d.Liquidity risk
The table below shows the contractual obligation amounts from financial liabilities of the Company according to their maturities:

	September 30, 2026					December 31, 2025
	Less than 1 year	Between 1 and 3 years	Between 4 and 5 years	More than 5 years	Total	Less than 1 year	Between 1 and 3 years	Between 4 and 5 years	More than 5 years	Total
Trade accounts payable and supply chain finance	7,177,344	—	—	—	7,177,344	7,332,559	—	—	—	7,332,559
Loans and financing	1,421,378	1,088,580	1,540,287	19,558,118	23,608,363	833,085	249,115	794,458	19,213,910	21,090,568
Estimated interest on loans and financing (1)	1,306,453	2,813,961	1,207,211	15,688,894	21,016,519	1,265,226	2,425,415	2,377,113	15,237,492	21,305,246
Derivatives liabilities	148,284	55,213	—	—	203,497	156,405	114,376	—	—	270,781
Payments of leases	378,447	600,869	392,818	853,454	2,225,588	354,887	520,701	351,036	861,409	2,088,033
Commodities and energy forward purchase contracts	250,399	15,952,387	8,216,350	1,427,845	25,846,981	140,956	13,912,887	11,252,506	2,614,618	27,920,967
(1)Includes interest on all loans and financing outstanding. Payments are estimated for variable rate debt based on effective interest rates on September 30, 2026 and December 31, 2025. Payments in foreign currencies are estimated using the September 30, 2026 and December 31, 2025 exchange rates.
The Group has future commitment for purchase of grains and cattle whose balances as of September 30, 2026 in the amount of US$25.8 billion (US$27.9 billion on December 31, 2025).
The Group has securities pledged as collateral for derivative transactions with the commodities and futures whose balance as of September 30, 2026 is in the amount of US$102,709 (US$159,562 on December 31, 2025). This guarantee is larger than its collateral.
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
26 Supplemental financial information
The Group’s income and cash flow are generated by its subsidiaries. As a result, funds necessary to meet the Group's debt service obligations, including its obligations as the issuer under its existing senior unsecured notes, are provided in large part by distributions or advances from its subsidiaries. Under certain circumstances, contractual and legal restrictions, as

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
well as the Group's financial condition and operating requirements and those of certain subsidiaries, could limit the Group’s ability to obtain cash for the purpose of meeting its debt service obligations, including the payment of principal and interest on its Senior Unsecured Notes.
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
Consolidated statements of financial position:

	September 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total
ASSETS
CURRENT ASSETS
Cash and cash equivalents	3,206,348	942,414	—	4,148,762
Margin cash	100,999	1,710	—	102,709
Trade accounts receivable	2,268,603	1,011,644	(6,738)	3,273,509
Inventories	6,291,252	1,155,914	—	7,447,166
Biological assets	1,168,150	560,577	—	1,728,727
Recoverable taxes	1,036,239	257,961	—	1,294,200
Derivative assets	62,826	26,246	—	89,072
Other current assets	350,033	239,667	(23,794)	565,906
TOTAL CURRENT ASSETS	14,484,450	4,196,133	(30,532)	18,650,051

NON-CURRENT ASSETS
Long-term investments	52,030	—	—	52,030
Recoverable taxes	2,160,075	—	—	2,160,075
Biological assets	290,747	379,608	—	670,355
Related party receivables	38,086	—	—	38,086
Deferred income taxes	670,758	28,628	—	699,386
Other non-current assets	378,609	159,624	—	538,233

Investments in equity-accounted investees	3,402,316	—	(3,188,610)	213,706
Property, plant and equipment	10,726,670	3,887,163	—	14,613,833
Right of use assets	1,392,805	302,161	—	1,694,966
Intangible assets	912,527	842,144	—	1,754,671
Goodwill	4,675,877	1,316,811	—	5,992,688
TOTAL NON-CURRENT ASSETS	24,700,500	6,916,139	(3,188,610)	28,428,029

TOTAL ASSETS	39,184,950	11,112,272	(3,219,142)	47,078,080

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	September 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	4,362,414	1,628,683	(6,738)	5,984,359
Supply chain finance	800,847	392,138	—	1,192,985
Loans and financing	1,378,517	42,861	—	1,421,378
Income taxes	76,712	110,325	—	187,037
Other taxes payable	156,108	14,093	—	170,201
Payroll and social charges	1,200,122	367,937	—	1,568,059
Lease liabilities	312,780	65,667	—	378,447
Dividends payable	11	—	—	11
Provisions for legal proceedings	38,305	180,356	—	218,661
Derivative liabilities	135,071	13,213	—	148,284
Other current liabilities	529,443	160,934	(23,794)	666,583
TOTAL CURRENT LIABILITIES	8,990,330	2,976,207	(30,532)	11,936,005

NON-CURRENT LIABILITIES
Loans and financing	18,783,638	3,403,347	—	22,186,985
Income and other taxes payable	395,623	23,772	—	419,395
Payroll and social charges	226,564	2,104	—	228,668
Lease liabilities	1,225,106	255,570	—	1,480,676
Deferred income taxes	713,496	487,899	—	1,201,395
Provisions for legal proceedings	216,427	—	—	216,427
Related party payable	123,608	—	—	123,608
Derivative liabilities	55,213	—	—	55,213
Other non-current liabilities	45,856	6,898	—	52,754
TOTAL NON-CURRENT LIABILITIES	21,785,531	4,179,590	—	25,965,121

EQUITY
Share capital - common shares	5,350,861	1,314,107	(6,623,408)	41,560
Reserves	7,903,045	(142,123)	—	7,760,922
Undistributed results	(5,238,133)	2,086,251	3,434,798	282,916
Accumulated other comprehensive loss	315,213	(69,625)	—	245,588
Attributable to company shareholders	8,330,986	3,188,610	(3,188,610)	8,330,986
Attributable to non-controlling interest	78,103	767,865	—	845,968
TOTAL EQUITY	8,409,089	3,956,475	(3,188,610)	9,176,954
TOTAL LIABILITIES AND EQUITY	39,184,950	11,112,272	(3,219,142)	47,078,080

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

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

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	December 31, 2025
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Trade accounts payable	4,313,158	1,895,272	(10,330)	6,198,100
Supply chain finance	1,134,459	—	—	1,134,459
Loans and financing	781,928	51,157	—	833,085
Income taxes	170,093	123,994	(6,057)	288,030
Other taxes payable	119,893	33,066	—	152,959
Payroll and social charges	1,072,999	487,160	—	1,560,159
Lease liabilities	294,217	60,670	—	354,887
Dividends payable	—	—	—	—
Provisions for legal proceedings	159,217	—	—	159,217
Derivative liabilities	152,218	4,187	—	156,405
Other current liabilities	398,770	319,178	(13,439)	704,509
TOTAL CURRENT LIABILITIES	8,596,952	2,974,684	(29,826)	11,541,810

NON-CURRENT LIABILITIES
Loans and financing	17,166,293	3,091,190	—	20,257,483
Income and other taxes payable	385,147	22,580	—	407,727
Payroll and social charges	303,900	(15,835)	—	288,065
Lease liabilities	1,212,245	200,153	—	1,412,398
Deferred income taxes	695,746	474,322	(768)	1,169,300
Provisions for legal proceedings	209,358	—	—	209,358
Related party payable	190,998	—	—	190,998
Derivative liabilities	114,376	—	—	114,376
Other non-current liabilities	34,138	8,042	—	42,180
TOTAL NON-CURRENT LIABILITIES	20,312,201	3,780,452	(768)	24,091,885

EQUITY
Share capital - common shares	5,145,820	1,351,259	(6,461,965)	35,114
Reserves	6,855,134	(210,815)	—	6,644,319
Accumulated other comprehensive loss	(51,334)	(10,291)		(61,625)
Undistributed results	(3,246,042)	1,897,016	3,434,798	2,085,772
Attributable to company shareholders	8,703,580	3,027,167	(3,027,167)	8,703,580
Attributable to non-controlling interest	84,877	734,334	—	819,211
TOTAL EQUITY	8,788,457	3,761,501	(3,027,167)	9,522,791
TOTAL LIABILITIES AND EQUITY	37,697,610	10,516,637	(3,057,761)	45,156,486

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
Consolidated statements of income:

	Nine-month period ended September 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

NET REVENUE	54,579,295	13,803,350	(136,618)	68,246,027
Cost of sales	(49,112,907)	(11,943,538)	136,618	(60,919,827)
GROSS PROFIT	5,466,388	1,859,812	—	7,326,200

General and administrative expenses	(1,044,642)	(554,767)	—	(1,599,409)
Selling expenses	(3,310,573)	(860,946)	—	(4,171,519)
Other income	89,635	11,377	—	101,012
Other expenses	(33,561)	(24,768)	—	(58,329)
NET OPERATING EXPENSES	(4,299,141)	(1,429,104)	—	(5,728,245)

OPERATING PROFIT	1,167,247	430,708	—	1,597,955

Finance income	431,547	40,196	—	471,743
Finance expense	(1,628,407)	(161,887)	—	(1,790,294)
NET FINANCE EXPENSE	(1,196,860)	(121,691)	—	(1,318,551)

Share of profit of equity-accounted investees, net of tax	3,344	—	—	3,344

PROFIT (LOSS) BEFORE TAXES	(26,269)	309,017	—	282,748

Current income taxes	(20,788)	(58,231)	—	(79,019)
Deferred income taxes	152,027	(21,483)	—	130,544
TOTAL INCOME TAXES	131,239	(79,714)	—	51,525
NET INCOME (LOSS)	104,970	229,303	—	334,273

ATTRIBUTABLE TO:
Company shareholders	93,681	189,235	—	282,916
Non-controlling interest	11,289	40,068	—	51,357
	104,970	229,303	—	334,273

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Three-month period ended September 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

NET REVENUE	18,140,092	4,650,307	(52,577)	22,737,822
Cost of sales	(16,351,462)	(4,025,226)	52,577	(20,324,111)
GROSS PROFIT	1,788,630	625,081	—	2,413,711

General and administrative expenses	(330,290)	(125,370)	—	(455,660)
Selling expenses	(1,157,636)	(300,356)	—	(1,457,992)
Other income	29,867	1,334	—	31,201
Other expenses	(9,490)	(5,411)	—	(14,901)
NET OPERATING EXPENSES	(1,467,549)	(429,803)	—	(1,897,352)

OPERATING PROFIT	321,081	195,278	—	516,359

Finance income	154,513	9,402	—	163,915
Finance expense	(427,037)	(45,648)	—	(472,685)
NET FINANCE EXPENSE	(272,524)	(36,246)	—	(308,770)

Share of profit of equity-accounted investees, net of tax	(11,450)	—	—	(11,450)

PROFIT (LOSS) BEFORE TAXES	37,107	159,032	—	196,139

Current income taxes	(10,781)	(16,367)	—	(27,148)
Deferred income taxes	47,003	(27,136)	—	19,867
TOTAL INCOME TAXES	36,222	(43,503)	—	(7,281)
NET INCOME (LOSS)	73,329	115,529	—	188,858

ATTRIBUTABLE TO:
Company shareholders	68,591	95,840	—	164,431
Non-controlling interest	4,738	19,689	—	24,427
	73,329	115,529	—	188,858

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Nine-month period ended September 30, 2025
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

NET REVENUE	49,278,852	13,971,317	(129,018)	63,121,151
Cost of sales	(43,481,156)	(11,339,495)	129,018	(54,691,633)
GROSS PROFIT	5,797,696	2,631,822	—	8,429,518

General and administrative expenses	(1,104,749)	(487,698)	—	(1,592,447)
Selling expenses	(2,945,628)	(705,034)	—	(3,650,662)
Other income	66,959	10,339	—	77,298
Other expenses	(23,636)	(33,038)	—	(56,674)
NET OPERATING EXPENSES	(4,007,054)	(1,215,431)	—	(5,222,485)

OPERATING PROFIT	1,790,642	1,416,391	—	3,207,033

Finance income	432,481	75,536	—	508,017
Finance expense	(1,313,421)	(170,694)	—	(1,484,115)
NET FINANCE EXPENSE	(880,940)	(95,158)	—	(976,098)

Share of profit of equity-accounted investees, net of tax	15,008	—	—	15,008

PROFIT BEFORE TAXES	924,710	1,321,233	—	2,245,943

Current income taxes	(211,703)	(364,695)	—	(576,398)
Deferred income taxes	90,128	35,100	—	125,228
TOTAL INCOME TAXES	(121,575)	(329,595)	—	(451,170)
NET INCOME	803,135	991,638	—	1,794,773

ATTRIBUTABLE TO:
Company shareholders	794,175	815,017	—	1,609,192
Non-controlling interest	8,960	176,621	—	185,581
	803,135	991,638	—	1,794,773

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Three-month period ended September 30, 2025
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

NET REVENUE	17,883,024	4,756,419	(42,459)	22,596,984
Cost of sales	(15,809,167)	(3,857,829)	42,459	(19,624,537)
GROSS PROFIT	2,073,857	898,590	—	2,972,447

General and administrative expenses	(352,151)	(161,586)	—	(513,737)
Selling expenses	(1,019,156)	(236,863)	—	(1,256,019)
Other income	26,198	3,023	—	29,221
Other expenses	(6,710)	(6,164)	—	(12,874)
NET OPERATING EXPENSES	(1,351,819)	(401,590)	—	(1,753,409)

OPERATING PROFIT	722,038	497,000	—	1,219,038

Finance income	183,041	19,879	—	202,920
Finance expense	(553,543)	(57,526)	—	(611,069)
NET FINANCE EXPENSE	(370,502)	(37,647)	—	(408,149)

Share of profit of equity-accounted investees, net of tax	4,452	—	—	4,452

PROFIT BEFORE TAXES	355,988	459,353	—	815,341

Current income taxes	(53,455)	(132,487)	—	(185,942)
Deferred income taxes	(455)	15,180	—	14,725
TOTAL INCOME TAXES	(53,910)	(117,307)	—	(171,217)
NET INCOME	302,078	342,046	—	644,124

ATTRIBUTABLE TO:
Company shareholders	299,690	281,197	—	580,887
Non-controlling interest	2,388	60,849	—	63,237
	302,078	342,046	—	644,124

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)
Consolidated statements of comprehensive income:

	Nine-month period ended September 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

Net income (loss)	104,970	229,303	—	334,273

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain (loss) on foreign currency translation adjustments	351,552	(52,729)	—	298,823
Gain (loss) on cash flow hedge	260	—	—	260
Deferred income tax on gain (loss) on cash flow hedge	553	—	—	553
Other fair value adjustments through other comprehensive income	—	—	—	—
Items that will not be reclassified to statement of income:
Gains associated with pension and other postretirement benefit obligations	742	325	—	1,067
Income tax on gain associated with pension and other postretirement benefit obligations	(109)	—	—	(109)
Total other comprehensive income (loss)	352,998	(52,404)	—	300,594

Comprehensive Income (loss)	457,968	176,899	—	634,867
Comprehensive Income on subsidiaries	176,899	—	(176,899)	—
	634,867	176,899	(176,899)	634,867

Total comprehensive income attributable to:
Company shareholders	620,628	146,400	(176,899)	590,129
Non-controlling interest	14,239	30,499	—	44,738
	634,867	176,899	(176,899)	634,867

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Three-month period ended September 30, 2026
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

Net income (loss)	73,329	115,529	—	188,858

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain (loss) on foreign currency translation adjustments	(32,389)	1,283	—	(31,106)
Gain (loss) on cash flow hedge	(1,747)	—	—	(1,747)
Deferred income tax on gain (loss) on cash flow hedge	(262)	—	—	(262)
Other fair value adjustments through other comprehensive income	—	—	—	—
Items that will not be reclassified to statement of income:
Gains associated with pension and other postretirement benefit obligations	799	1,281	—	2,080
Income tax on gain associated with pension and other postretirement benefit obligations	(426)	—	—	(426)
Total other comprehensive income (loss)	(34,025)	2,564	—	(31,461)

Comprehensive Income (loss)	39,304	118,093	—	157,397
Comprehensive Income on subsidiaries	118,093	—	(118,093)	—
	157,397	118,093	(118,093)	157,397

Total comprehensive income attributable to:
Company shareholders	149,257	97,946	(118,093)	129,110
Non-controlling interest	8,140	20,147	—	28,287
	157,397	118,093	(118,093)	157,397

Notes to the unaudited condensed consolidated financial information for the nine-month period ended September 30, 2026 and 2025 (Expressed in thousands of United States dollar)

	Nine-month period ended September 30, 2025
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

Net income	803,135	991,638	—	1,794,773

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain on foreign currency translation adjustments	765,375	284,002		1,049,377
Gain (loss) on cash flow hedge	(2,088)	1,223		(865)
Deferred income tax on gain (loss) on cash flow hedge	(74)	—		(74)
Other fair value adjustments through other comprehensive income	(380)	—		(380)
Items that will not be reclassified to statement of income:
Gains associated with pension and other postretirement benefit obligations	(395)	(1,428)	—	(1,823)
Income tax on gain associated with pension and other postretirement benefit obligations	737	—		737
Total other comprehensive income	763,175	283,797	—	1,046,972

Comprehensive Income (loss)	1,566,310	1,275,435	—	2,841,745
Comprehensive Income on subsidiaries	1,275,435	—	(1,275,435)	—
	2,841,745	1,275,435	(1,275,435)	2,841,745

Total comprehensive income attributable to:
Company shareholders	3,038,138	1,048,673	(1,275,435)	2,811,376
Non-controlling interest	(196,393)	226,762	—	30,369
	2,841,745	1,275,435	(1,275,435)	2,841,745

	Three-month period ended September 30, 2025
	Restricted subsidiaries	Unrestricted subsidiaries	Eliminations	Total

Net income	302,078	342,046	—	644,124

Other comprehensive income
Items that are or may be subsequently reclassified to statement of income:
Gain on foreign currency translation adjustments	123,086	(40,955)		82,131
Gain (loss) on cash flow hedge	985	(1,811)		(826)
Deferred income tax on gain (loss) on cash flow hedge	(22)	—		(22)
Other fair value adjustments through other comprehensive income	(344)	—		(344)
Items that will not be reclassified to statement of income:
Gains associated with pension and other postretirement benefit obligations	(291)	(1,937)	—	(2,228)
Income tax on gain associated with pension and other postretirement benefit obligations	683	—		683
Total other comprehensive income	124,097	(44,703)	—	79,394

Comprehensive Income (loss)	426,175	297,343	—	723,518
Comprehensive Income on subsidiaries	297,343	—	(297,343)	—
	723,518	297,343	(297,343)	723,518

Total comprehensive income attributable to:
Company shareholders	723,966	244,408	(297,343)	671,031
Non-controlling interest	(448)	52,935	—	52,487
	723,518	297,343	(297,343)	723,518

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
This section should be read in conjunction with, and is qualified in its entirety by reference to: (1) JBS N.V.’s unaudited condensed consolidated interim financial information as of September 30, 2026 and for the three- and nine-month periods ended September 30, 2026 and 2025, and the related notes thereto (our “unaudited interim financial information”), which are included in Part I, Item I of this Quarterly Report; (2) JBS N.V.’s audited consolidated financial statements as of December 31, 2025 and 2024 and for each of the years in the three-year period ended December 31, 2025, and the related notes thereto, which are included in our Form 20-F (our “audited financial statements” and, together with our unaudited interim financial information, our “financial statements”); and (3) the information presented under the section of our Form 20-F entitled “Presentation of Financial and Other Information.”
Overview
We are the largest protein company and one of the largest food companies in the world in terms of net revenue for the year ended December 31, 2025, according to Bloomberg’s Food Index and publicly available sources. Our net revenue was US$68.2 billion and US$63.1 billion for the nine-month periods ended September 30, 2026 and 2025, respectively, and US$86.2 billion, US$77.2 billion and US$72.9 billion for the years ended December 31, 2025, 2024 and 2023, respectively. We recorded a net income of US$334.3 million and US$1.8 billion for the nine-month periods ended September 30, 2026 and 2025, respectively. We recorded a net income of US$2.2 billion for the year ended December 31, 2025, a net income of US$2.0 billion for the year ended December 31, 2024, and a net loss of US$0.1 billion for the year ended December 31, 2023. Our Adjusted EBITDA was US$3.7 billion and US$5.1 billion for the nine-month periods ended September 30, 2026 and 2025, respectively, and US$6.8 billion, US$7.2 billion and US$3.5 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Through strategic acquisitions and capital investment, we have created a diversified global platform that allows us to prepare, package and deliver fresh and frozen, value-added and branded beef, poultry, pork, fish, lamb and egg products to leading retailers and foodservice customers. We sell our products to more than 330,000 customers worldwide in approximately 197 countries on six continents.
As of September 30, 2026, we were:
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
We are geographically diversified, with production facilities strategically located to optimize both raw material supply and proximity to consumer markets. In the nine-month period ended September 30, 2026, the United States accounted for the largest share of our net revenue, in terms of production, representing 50%, followed by Brazil at 29%, as detailed in the table below.

	For the nine-month period ended September 30, 2026
	US$	%
	(in millions of U.S. dollars, unless otherwise indicated)

United States of America ...........................................................	34,008.8	49.8%
Mexico and Canada ....................................................................	5,063.3	7.4%
Brazil ..........................................................................................	19,782.3	29.0%
Australia .....................................................................................	6,156.1	9.0%
Europe ........................................................................................	6,573.8	9.6%
Minor regions .............................................................................	985.8	1.4%
Total ...........................................................................................	72,570.2	106.3%
Intercompany elimination ..........................................................	(4,324.2)	(6.3)%
Total ...........................................................................................	68,246.0	100.0%
In terms of consumption, in the nine-month periods ended September 30, 2026 and 2025 and in the year ended December 31, 2025, we generated 74%, 74% and 74% of our net revenue from sales in the countries where we operate our facilities, which we classify as domestic sales, and 26%, 26% and 26% of our net revenue represented export sales. The United States, Brazil and Australia are leading exporters of protein to many fast-growing markets, including Asia, Africa and the Middle East. Asia represented 49%, 50% and 50% of our net revenue from export sales in the nine-month periods ended September 30, 2026 and 2025 and in the year ended December 31, 2025, respectively, primarily from sales in China, Japan and South Korea. Africa and the Middle East collectively represented 12%, 12% and 12% of our net revenue from export sales in the nine-month periods ended September 30, 2026 and 2025 and in the year ended December 31, 2025, respectively.
Reportable Segments
Our management has defined our operating segments based on the reports that are used to make strategic decisions, analyzed by our chief operating decision maker, who is our chief executive officer. We operate in the following six reportable business segments: (1) Brazil; (2) Seara; (3) Beef North America; (4) Pork USA; (5) Pilgrim’s Pride; and (6) Australia. For additional information, see note 23 to our unaudited interim financial information, which are included in Part I, Item I of this Quarterly Report, and note 25 to our audited financial statements, which are included in our Form 20-F, and “Item 4. Information on the Company—B. Business Overview—Description of Business Segments” in our Form 20-F. Each segment’s operating performance is evaluated by our chief operating decision maker based on Adjusted EBITDA. See “—Reconciliation of Adjusted EBITDA” below for more information about Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to net income (loss).

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
Shipping and handling activities are performed before a customer obtains control of the goods and its obligation is fulfilled upon transfer of the goods to a customer. Shipping and handling costs are recorded within cost of sales. We can incur incremental costs to obtain or fulfill a contract, such as payment of commissions. The amortization period for such expenses is less than one year; therefore, the costs are expensed as incurred and included in deductions from sales.
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
We also disaggregate our net revenues between Brazil, Seara, Beef North America, Pork USA, Pilgrim’s Pride and Australia segments to align with our segment presentation in note 23 to our unaudited interim financial information, which are included in Part I, Item I of this Quarterly Report, and note 25 to our audited financial statements, which are included in our Form 20-F.
We sell our products in the countries where we operate our facilities, which we classify as domestic sales, and elsewhere, which we classify as export sales, as follows:

	For the nine-month period ended September 30,
	2026	2025
	(in millions of US$)
Domestic sales.............................................................................	50,410.2	46,876.1
Export sales.............................................................................	17,835.8	16,245.0
Net revenue.............................................................................	68,246.0	63,121.2
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
Revenues, expenses and cash flows of acquired businesses are recorded for transactions consummated commencing after the closing date of the acquisition.
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
Any depreciation or appreciation of the foreign currency exchange rate compared to an entity´s functional currency may impact our revenues, costs and expenses incurred in such functional currency or currencies other than our reporting currency, causing a monetary increase or decrease, provided that the other variables remain unchanged. In addition, a portion of our loans and financing is denominated in foreign currencies (foreign currency indicates loans denominated in a different currency from an entity´s functional currency). For this reason, any movement of the currency exchange rate compared to an entity´s functional currency may significantly increase or decrease our finance expense and our current and non-current loans and financing. The functional currency of JBS N.V. is the U.S. dollar (US$), which reflects the primary economic environment in which it operates. The consolidated financial statements are presented in U.S. dollars (US$), and all financial information is expressed in thousands of U.S. dollars, unless otherwise indicated.
Our risk management department enters into derivative instruments previously approved by our board of directors to protect financial assets and liabilities and future cash flow from commercial activities and net investments in foreign operations. Our board of directors has approved financial instruments to hedge our exposure to loans, investments, cash flows from interest payments, export forecasts, acquisition of raw material, and other transactions, whenever they are quoted in currencies different than our or our subsidiaries’ functional currency. The primary exposures to exchange rate risk are in U.S. dollars, euros, British pounds, Mexican pesos and Australian dollars.
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

Effects of the Variation of Prices for the Purchase of Raw Materials on Our Costs of Goods Sold
Our principal raw materials are livestock and feed ingredients for our chicken, pork and fish operations. Raw materials accounted for a majority of the total cost of products sold during the nine-month period ended September 30, 2026 and the year ended December 31, 2025. Changes in the price of cattle, pork and feed ingredients have a direct impact on operating costs and are based on factors beyond our management’s control, such as climate, the supply volume, transportation costs, agricultural policies and others. We seek to hedge the price paid for cattle purchased through financial instruments in order to attempt to protect ourselves from price variations between their date of the purchase and their date of the delivery. Our risk management department is responsible for mapping the exposures to commodity prices of the JBS Group and proposing strategies to our risk management committee, in order to mitigate such exposures. Biological assets are a very important raw material used by us. In order to maintain future supply of these materials, we participate in forward contracts to anticipate purchases with suppliers. To complement these forward purchases, we use derivative instruments to mitigate each specific exposure, most notably futures contracts, to mitigate the impact of price fluctuations - on inventories and sales contracts. We take the historical average amount spent on materials as an indication of the operational value to be protected by firm contracts.
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
Effect of Level of Indebtedness and Interest Rates
As of September 30, 2026, our total outstanding indebtedness was US$23,608.4 million, consisting of US$1,421.4 million of current loans and financing and US$22,187.0 million of non-current loans and financing, representing 62.3% of our total liabilities, which totaled US$37,901.1 million as of September 30, 2026.
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
During the quarter ended September 30, 2026, the escalation of geopolitical tensions in the Middle East increased macroeconomic uncertainty and volatility in energy and commodity markets, affecting our cost structure, primarily in relation to supplies, including packaging materials, transportation and freight, as well as higher costs associated with maritime transportation and the use of alternative routes. During the period, we incurred additional costs related to these effects. Management continues to monitor developments in this environment, including potential changes in transportation routes and possible trade restrictions, as well as their potential impacts on our operations and cost structure.

Impact of Inflation
Most of the countries and regions in which we operate, including the United States, Brazil, Australia, Mexico and Europe, are currently experiencing pronounced inflation. None of the locations in which we operate are experiencing hyperinflation. All segments experienced inflation in operating costs, especially in labor, freight and transportation and certain materials. We have also experienced high average sales prices impacted by the current inflationary environment. We have responded to inflationary challenges in 2023, 2024, 2025 and 2026 by continuing negotiations with customers to pass through costs increases in order to recoup the increased expenses we have experienced. We also continue to focus on operational initiatives that aim to deliver labor efficiencies, better agricultural performance and improved yields.
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
Recent Developments
For a description of our recent developments, see notes 1.2 and 1.3 to our unaudited interim financial information, which are included in Part I, Item I of this Quarterly Report.
Overview of Results
We recorded a net income of US$334.3 million for the nine-month period ended September 30, 2026, as compared to a net income of US$1,794.8 million for the nine-month period ended September 30, 2025.

Summary of Results
Nine-Month Period Ended September 30, 2026 Compared to the Nine-Month Period Ended September 30, 2025

	For the nine-month period ended September 30,
	2026	2025	% Change

	(in millions of US$)

Consolidated statement of income:
Net revenue..........................................................................................	68,246.0	63,121.2	8.1%
Cost of sales.........................................................................................	(60,919.8)	(54,691.6)	11.4%
Gross profit.........................................................................................	7,326.2	8,429.5	(13.1)%
Selling expenses...................................................................................	(4,171.5)	(3,650.7)	14.3%
General and administrative expenses...................................................	(1,599.4)	(1,592.4)	0.4%
Other income........................................................................................	101.0	77.3	30.7%
Other expenses.....................................................................................	(58.3)	(56.7)	2.9%
Net operating expenses......................................................................	(5,728.2)	(5,222.5)	9.7%
Operating profit..................................................................................	1,598.0	3,207.0	(50.2)%
Finance income....................................................................................	471.7	508.0	(7.1)%
Finance expense...................................................................................	(1,790.3)	(1,484.1)	20.6%
Net finance expense............................................................................	(1,318.6)	(976.1)	35.1%
Share of profit of equity-accounted investees, net of tax.....................	3.3	15.0	(77.7)%
Profit before taxes..............................................................................	282.7	2,245.9	(87.4)%
Current income taxes............................................................................	(79.0)	(576.4)	(86.3)%
Deferred income taxes..........................................................................	130.5	125.2	4.2%
Total income taxes..............................................................................	51.5	(451.2)	n.m.
Net income...........................................................................................	334.3	1,794.8	(81.4)%
______________ n.m. = not meaningful.
Net Income

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net income.......................................................................	334.3	1,794.8	(1,460.5)	(81.4)%
Net margin (net income as percentage of net revenue)...	0.5%	2.8%	(2.4)p.p.	—
For the reasons described below, our net income decreased by US$1,460.5 million, or 81.4%, in the nine-month period ended September 30, 2026, as compared to the same period in 2025. Our net margin (net income as percentage of net revenue) was 0.5% for the nine-month period ended September 30, 2026, compared to 2.8% for the same period in 2025.

Net Revenue

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue......................................................................	68,246.0	63,121.2	5,124.9	8.1%
Our net revenue increased by US$5,124.9 million, or 8.1%, in the nine-month period ended September 30, 2026, as compared to the same period in 2025. Our net revenue was positively impacted by an overall 7.9% increase in our average sales prices and by a 0.2% increase in sales volumes considering all segments. For more information, see “—Segment Results” below.
Cost of Sales

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Cost of sales.....................................................................	(60,919.8)	(54,691.6)	(6,228.2)	11.4%
Gross profit......................................................................	7,326.2	8,429.5	(1,103.3)	(13.1)%
Cost of sales as percentage of net revenue.......................	89.3%	86.6%	2.6p.p.	—
Our cost of sales increased by US$6,228.2 million, or 11.4%, in the nine-month period ended September 30, 2026, as compared to the same period in 2025, primarily due to an 11.5% increase in the cost of inventories, raw materials and production inputs to US$52,076.8 million in the nine-month period ended September 30, 2026 from US$46,716.1 million in the same period in 2025, primarily due to the increase in the cost of cattle, which reached record levels.
Selling Expenses

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Selling expenses...............................................................	(4,171.5)	(3,650.7)	(520.9)	14.3%
Selling expenses as percentage of net revenue.................	6.1%	5.8%	0.3p.p.	—
Our selling expenses increased by US$520.9 million, or 14.3%, in the nine-month period ended September 30, 2026, as compared to the same period in 2025, primarily due to: (1) a 15.7% increase in freights and selling expenses to US$3,272.4 million in the nine-month period ended September 30, 2026 from US$2,827.5 million in the same period in 2025, primarily due to the increase in fuel prices and sales volumes; and (2) a 13.6% increase in salaries and benefits to US$478.6 million in the nine-month period ended September 30, 2026 from US$421.1 million in the same period in 2025, mainly related to increases in wages and performance bonus.

General and Administrative Expenses

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

General and administrative expenses...............................	(1,599.4)	(1,592.4)	(7.0)	0.4%
General and administrative expenses as percentage of net revenue.......................................................................	2.3%	2.5%	(0.2)p.p.	—
Our general and administrative expenses increased by US$7.0 million, or 0.4%, in the nine-month period ended September 30, 2026, as compared to the same period in 2025, primarily due to:
•Fees, services held and general expenses – Fees, services held and general expenses increased by US$42.1 million, or 8.6%, to US$529.1 million in the nine-month period ended September 30, 2026 from US$487.0 million in the same period in 2025, primarily due to higher fees related to legal services;
•Depreciation and amortization – Depreciation and amortization increased by US$15.5 million, to US$147.0 million in the nine-month period ended September 30, 2026 from US$131.5 million in the same period in 2025, mainly due to the increase in Property, plant and equipment, from US$13,263.9 in September 30, 2025 to US$14,613.8 in September 30, 2026; and
•DOJ and antitrust agreements – U.S. Department of Justice and antitrust agreements increased by US$14.1 million, to US$157.8 million in the nine-month period ended September 30, 2026 from US$143.7 million in the same period in 2025, primarily as a result of addition of new agreements in relation to our Pork USA and Beef North America segments in the period ended September 30, 2026.
Partially offset by:
•Salaries and benefits – Salaries and benefits decreased by US$59.4 million, to US$759.2 million in the nine-month period ended September 30, 2026 from US$818.6 million in the same period in 2025, primarily due to a 5% reduction in the number of administrative employees.
Other Income

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Other income...................................................................	101.0	77.3	23.7	30.7%
Other income as percentage of net revenue.....................	0.1%	0.1%	0.0p.p.	—
Our other income increased by US$23.7 million, or 30.7%, in the nine-month period ended September 30, 2026, as compared to the same period in 2025. This increase is primarily related to (1) an increase in tax credits from prior periods to US$20.0 million in the nine-month period ended September 30, 2026, from US$6.9 million in the same period in 2025; (2) an increase in gain related to the sales of assets, to US$38.8 million in the nine-month period ended September 30, 2026, from US$29.4 million in the same period in 2025; (3) an increase in rental income to US$5.3 million in the nine-month period ended September 30, 2026 from US$2.2 million in the same period in 2025; and (4) carbon credits of US$3.5 million recognized in the nine-month period ended September 30, 2026, with no corresponding effect recognized in the nine-month period ended September 30, 2025.
Other Expenses

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Other expenses.................................................................	(58.3)	(56.7)	(1.7)	2.9%
Other expenses as percentage of net revenue...................	0.1%	0.1%	0.0p.p.	—
Our other expenses increased by US$1.7 million, or 2.9%, in the nine-month period ended September 30, 2026, as compared to the same period in 2025, primarily due to the increase in losses on asset sales to US$34.7 million in the nine-month period ended September 30, 2026 from US$12.7 million in the same period in 2025, partially offset by the decrease in restructuring expenses to US$11.5 million in the nine-month period ended September 30, 2026 from US$21.9 million in the same period in 2025 and by other non-significant items.
Net Finance Expense

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net finance expense........................................................	(1,318.6)	(976.1)	(342.5)	35.1%
Gains from exchange rate variation.................................	194.1	123.2	70.8	57.5%
Fair value adjustments on derivatives..............................	(49.0)	(54.1)	5.1	(9.4)%
Interest expense................................................................	(1,452.8)	(1,273.2)	(179.6)	14.1%
Interest income.................................................................	219.3	363.1	(143.8)	(39.6)%
Bank fees and others........................................................	(230.1)	(135.1)	(94.9)	70.2%

Our net finance expense increased by US$342.5 million, or 35.1%, in the nine-month period ended September 30, 2026, as compared to the same period in 2025, primarily due to:
•Interest expense – Interest expense increased by US$179.6 million, or 14.1%, in the nine-month period ended September 30, 2026, as compared to the same period in 2025. This was primarily due to a US$180.8 million increase in interest expenses from loans and financing; and
•Interest income – Interest income decreased by US$143.8 million, or 39.6%, in the nine-month period ended September 30, 2026, as compared to the same period in 2025. This was primarily due to a decrease in interest income from financial investments, mainly as a result of a reduction in the average balance of cash and cash equivalents in Brazilian Reais throughout the period.

Current and Deferred Income Taxes

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Profit before taxes..........................................................	282.7	2,245.9	(1,963.2)	(87.4)%
Brazilian statutory corporate tax rate...............................	(34.0)%	(34.0)%	—	—
Expected tax expense.....................................................	(96.1)	(763.6)	667.5	(87.4)%
Current income taxes........................................................	(79.0)	(576.4)	497.4	(86.3)%
Deferred income taxes......................................................	130.5	125.2	5.3	4.2%
Total income taxes..........................................................	51.5	(451.2)	502.7	n.m.
Effective income tax rate	18.2%	(20.1)%	38.3p.p.	—

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
Effective income tax rate increased by 38.3p.p. to a credit of 18.2% in relation to the profit before taxes in the nine-month period ended September 30, 2026, compared to an expense of 20.1% in relation to the profit before taxes in the same period in 2025.
For the nine-month period ended September 30, 2026, the operations of PPC (United States) and Seara (Brazil) reported lower profits compared to the same period in 2025, while JBS Australia and JBS USA Pork, although also with lower results, continued to report significant profits, with the corresponding payment of taxes in their respective jurisdictions. In addition, the consolidated results were impacted by significant losses incurred by JBS Beef North America (operations in the United States and Canada), as well as by the tax loss recorded by JBS S.A. This combination of factors reduced total taxable income in Brazil and, at the same time, increased the significance of foreign tax credits available for utilization.
In this context, we recognized an income tax credit for the nine-month period ended September 30, 2026, primarily driven by the positive impact of utilizing these foreign tax credits mentioned above.

Segment Results

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$)

Net revenue
Brazil segment..................................................................	12,466.4	10,910.3	1,556.2	14.3%
Seara segment...................................................................	7,451.1	6,677.6	773.5	11.6%
Beef North America segment...........................................	22,494.5	20,474.8	2,019.6	9.9%
Pork USA segment...........................................................	5,991.7	6,280.7	(289.0)	(4.6)%
Pilgrim’s Pride segment...................................................	13,802.5	13,970.1	(167.6)	(1.2)%
Australia segment.............................................................	7,204.0	5,786.7	1,417.3	24.5%
Total reportable segments.............................................	69,410.2	64,100.1	5,310.0	8.3%
All other segments............................................................	1,081.3	524.3	557.0	106.2%
Eliminations (1)................................................................	(2,245.4)	(1,503.3)	(742.1)	49.4%
Total net revenue............................................................	68,246.0	63,121.2	5,124.9	8.1%
Adjusted EBITDA
Brazil segment..................................................................	578.1	666.9	(88.8)	(13.3)%
Seara segment...................................................................	1,080.3	1,140.1	(59.8)	(5.2)%
Beef North America segment...........................................	(346.9)	(375.1)	28.2	(7.5)%
Pork USA segment...........................................................	427.8	719.1	(291.3)	(40.5)%
Pilgrim’s Pride segment...................................................	1,415.0	2,247.7	(832.7)	(37.0)%
Australia segment.............................................................	561.2	699.4	(138.3)	(19.8)%
Total reportable segments.............................................	3,715.5	5,098.1	(1,382.6)	(27.1)%
All other segments............................................................	28.4	17.8	10.6	59.4%
Total Adjusted EBITDA................................................	3,743.9	5,115.9	(1,372.1)	(26.8)%
______________
(1) Includes intercompany and intersegment transactions.

We measure our segment profitability using Adjusted EBITDA, which in the periods ended September 30 2026 and September 30 2025, is calculated by making the following adjustments to net income, as further described below under “—Reconciliation of Adjusted EBITDA”: exclusion of current and deferred income taxes; exclusion of share of profit of equity-accounted investees, net of tax; exclusion of net finance expense; exclusion of depreciation and amortization expenses; exclusion of antitrust agreements expenses; exclusion of donations and social programs expenses; exclusion of impairment of assets expenses; exclusion of restructuring expenses; exclusion of fiscal payments and installments; exclusion of avian influenza impacts; exclusion of closure of plants expenses; and exclusion of certain other operating income (expense), net.
Brazil Segment

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	12,466.4	10,910.3	1,556.2	14.3%
Adjusted EBITDA..................................................	578.1	666.9	(88.8)	(13.3)%

Net Revenue. The increase in our Brazil segment net revenue was mainly impacted by a 13.5% increase in sales prices, especially fresh meat in both domestic and export markets.
Adjusted EBITDA. Adjusted EBITDA in our Brazil segment decreased by US$88.8 million, or 13.3%, to US$578.1 million in the nine-month period ended September 30, 2026 from US$666.9 million in the same period in 2025, primarily due to (1) the increase in cattle prices; and (2) the increase in wages due to annual adjustments.
Seara Segment

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	7,451.1	6,677.6	773.5	11.6%
Adjusted EBITDA..................................................	1,080.3	1,140.1	(59.8)	(5.2)%

Net Revenue. The increase in our Seara segment net revenue was impacted by (1) a 5.8% increase in sales volumes, especially fresh poultry in the export market; and (2) a 5.4% increase in sales prices, especially fresh poultry in the export market, and prepared food in the domestic market.
Adjusted EBITDA. Adjusted EBITDA in our Seara segment decreased by US$59.8 million, or 5.2%, to US$1,080.3 million in the nine-month period ended September 30, 2026 from US$1,140.1 million in the same period in 2025, primarily due to higher raw material costs, specially grains, reflecting higher slaughter volumes, as well as wages due to the improvement in performance bonus and annual adjustments.
Beef North America Segment

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	22,494.5	20,474.8	2,019.6	9.9%
Adjusted EBITDA..................................................	(346.9)	(375.1)	28.2	(7.5)%

Net Revenue. The increase in our Beef North America segment net revenue was impacted by a 17.1% increase in average sales price, in both domestic and export markets, partially offset by a 6.2% decrease in sales volume.
Adjusted EBITDA. Adjusted EBITDA in our Beef North America segment increased by US$28.2 million, or 7.5%, to a loss of US$346.9 million in the nine-month period ended September 30, 2026 from a loss of US$375.1 million in the same period in 2025, primarily due to the increase in net revenue, partially offset by the significant increase in cattle prices.
Pork USA Segment

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	5,991.7	6,280.7	(289.0)	(4.6)%
Adjusted EBITDA..................................................	427.8	719.1	(291.3)	(40.5)%

Net Revenue. The decrease in our Pork USA segment net revenue of US$289.0 million, or 4.6%, in the nine-month period ended September 30, 2026 was mainly impacted by a 2.8% decrease in sales prices, in both export and domestic markets, and by a 1.9% decrease in sales volumes, in both export and domestic markets.

Adjusted EBITDA. Adjusted EBITDA in our Pork USA segment decreased by US$291.3 million, or 40.5%, to US$427.8 million in the nine-month period ended September 30, 2026 from US$719.1 million in the same period in 2025, primarily due to the decrease in net revenue in addition to the increase in costs driven by a loss in fair value of live hogs in the nine-month period ended September 30, 2026, compared to a gain in the nine-month period ended September 30, 2025.
Pilgrim's Pride Segment

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	13,802.5	13,970.1	(167.6)	(1.2)%
Adjusted EBITDA..................................................	1,415.0	2,247.7	(832.7)	(37.0)%

Net Revenue. The decrease in our Pilgrim’s Pride segment net revenue was mainly impacted by a 1.7% decrease in sales volumes, especially in the domestic market.
Adjusted EBITDA. Adjusted EBITDA in our Pilgrim’s Pride segment decreased by US$832.7 million, or 37.0%, to US$1,415.0 million in the nine-month period ended September 30, 2026 from US$2,247.7 million in the same period in 2025, primarily due to (1) higher live operation costs; and (2) the unfavorable impact of currency rate changes in Mexico.
Australia Segment

	For the nine-month period ended September 30,		Change	% Change
	2026	2025
	(in millions of US$, unless otherwise indicated)

Net revenue...........................................................	7,204.0	5,786.7	1,417.3	24.5%
Adjusted EBITDA..................................................	561.2	699.4	(138.3)	(19.8)%

Net Revenue. The increase in our Australia segment net revenue was impacted by (1) an increase of 15.5% in sales volumes, in both domestic and export markets, and (2) an increase of 7.8% in average sales prices, in both domestic and export markets.
Adjusted EBITDA. Adjusted EBITDA in our Australia segment decreased by US$138.3 million, or 19.8%, to US$561.2 million in the nine-month period ended September 30, 2026 from US$699.4 million in the same period in 2025, primarily due to the increase in cattle prices, that was partially offset by the increase in net revenue.
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
As of September 30, 2026, our total outstanding indebtedness was US$23,608.4 million, consisting of US$1,421.4 million of current loans and financing and US$22,187.0 million of non-current loans and financing, representing 62.3% of our total liabilities, which totaled US$37,901.1 million as of September 30, 2026.
We believe we have a strong liquidity position and a well-staggered debt maturity profile. As of September 30, 2026, we had cash and cash equivalents, margin cash and long-term investments of US$4,303.5 million. In addition, as of the same date, we are permitted to borrow up to US$3.9 billion under our revolving credit facilities. The chart below shows our debt amortization schedule, together with our cash and cash equivalents as of September 30, 2026 and our borrowing capacity under our revolving credit facilities as of September 30, 2026.
Debt Amortization Schedule
(in US$ millions)

(*) The amount of US$4,304 million represents the total of cash and cash equivalents, margin cash and long-term investments.
We believe that our cash and cash equivalents, margin cash and long-term investments balance together with our borrowing capacity under our revolving credit facilities as of September 30, 2026 should be sufficient to meet our outstanding debt requirements through mid-2033. However, this balance and our ability to continue to generate sufficient cash is subject to certain general economic, financial, industry, legislative, regulatory and other factors beyond our control. For more information, see “Item 3. Key Information—D. Risk Factors” in our Form 20-F.
Cash Flows
The table below shows our cash flows from operating, investing and financing activities for the periods indicated:

	For the nine-month period ended September 30,
	2026	2025
	(in millions of US$)

Net cash provided by operating activities......................................	570.1	996.4
Net cash used in investing activities..............................................	(1,691.4)	(1,457.8)
Net cash provided by (used in) financing activities.......................	565.1	(1,733.9)
Effect of exchange rate changes on cash and cash equivalents.....	139.9	140.0
Change in cash and cash equivalents, net..................................	(416.4)	(2,055.5)
Cash and cash equivalents at the beginning of the period.............	4,565.1	5,613.7
Cash and cash equivalents at the end of the period..................	4,148.8	3,558.2
Operating Activities
Cash flow provided by (used in) operating activities may vary from time to time according to the fluctuation of sales revenues, cost of sales, operating expenses, changes in operating activities, interest paid and received and income tax paid.
Net cash provided by operating activities for the nine-month period ended September 30, 2026 was US$570.1 million, compared to US$996.4 million in the same period in 2025, a decrease of US$426.3 million. This decrease was primarily due to:
•a decrease in the adjustments to reconcile net income to cash generated from operating activities of US$1,128.0 million, to US$3,974.5 million in the nine-month period ended September 30, 2026, from US$5,102.5 million in the same period in 2025
Partially offset by:
•an increase in cash generation from trade accounts receivable of US$997.1 million, to US$978.3 million in the nine-month period ended September 30, 2026, from a cash consumption of US$18.8 million in the same period in 2025.
Investing Activities
Cash flow provided by (used in) investing activities is primarily related to: (1) our acquisition of subsidiaries minus net cash at the time of acquisition; (2) our acquisition of property, plant and equipment; (3) our acquisition of intangible assets; and (4) our receipt of payment from the sale of property, plant and equipment.
For the nine-month period ended September 30, 2026, net cash used in investing activities totaled US$1,691.4 million, of which, we highlight, (1) US$1,739.2 million was cash used in purchases of property, plant and equipment; which was partially offset by (2) US$56.5 million in cash provided by sales of property, plant and equipment.

For the nine-month period ended September 30, 2025, net cash used in investing activities totaled US$1,457.8 million, of which, we highlight, (1) US$1,261.0 million was cash used in purchases of property, plant and equipment, and (2) US$186.5 million was cash used in additions to investments in joint ventures and subsidiaries; which was partially offset by US$56.9 million in cash provided by disposals of intangible assets.
Financing Activities
Cash flow provided by financing activities includes primarily proceeds from new loans and financing and derivatives settled in cash. Cash flow used in financing activities includes primarily principal payments on loans and financing, payments related to derivatives settled in cash, payments for purchase of treasury shares and payments of dividends.
For the nine-month period ended September 30, 2026, net cash provided by financing activities totaled US$565.1 million, of which, we highlight, (1) US$5,300.1 million in cash proceeds from loans and financing; partially offset by (2) US$3,217.7 million was cash used in payments of loans and financing, (3) US$1,070.9 million was dividend payments and (4) US$336.4 million was cash used in payments of leasing contracts.
For the nine-month period ended September 30, 2025, net cash used in financing activities totaled US$1,733.9 million, of which, we highlight, (1) US$8,465.1 million was cash used in payments of loans and financings; (2) US$1,573.9 million was dividend payments; (3) US$362.5 million was cash used in repurchase of shares; (4) US$355.7 million was dividends paid to non-controlling interest and (5) US$325.0 million was payments of leasing contracts; which was partially offset by US$9,455.3 million in cash proceeds from loans and financing.
Indebtedness and Financing Strategy
As of September 30, 2026, our total outstanding indebtedness was US$23,608.4 million, consisting of US$1,421.4 million of current loans and financing and US$22,187.0 million of non-current loans and financing, representing 62.3% of our total liabilities, which totaled US$37,901.1 million as of September 30, 2026.
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
Based on the profile of our indebtedness as of September 30, 2026 and our track record, we believe we will continue to be able to raise funds in U.S. dollars, euros and reais to meet our financial obligations. We further believe that our capital expenditures during recent years, in addition to capital expenditures that we intend to make in the near future, will allow us to increase our ability to generate cash, to strengthen our credit ratios and to enhance our capacity to meet our financial obligations.
We maintain lines of credit with various financial institutions to finance working capital requirements, and we believe we will continue to be able to obtain additional credit to finance our working capital needs based on our past track record and current market conditions.

Indebtedness Summary and Maturities
The table below sets forth our consolidated loans and financing as of September 30, 2026. A “foreign currency” instrument refers to an instrument whose currency is different from the functional currency of the borrower. A “local currency” instrument refers to an instrument whose currency is the same as the functional currency of the borrower.

Type	Average annual interest rate, range	Currency	Index	Maturity	As of September 30, 2026
					(in millions of US$)
Foreign currency
ACC - Advances on exchange	4,57% - 5,10%	USD	—	2026 - 2027	452.5
Working capital	7.28%	USD	SOFR	2030	2.0
Working capital	3.63%	EUR	—	2027	21.9
CRA - Agribusiness Receivables Certificates	4,71% - 6,00%	USD	—	2028 - 2035	96.4
Livestock financing	6.43%	USD	—	2031	7.2
Prepayment	5.23%	USD	SOFR	2027	150.3
Notes (Bonds)	4.75%	EUR	—	2034	563.3
Total foreign currency.................................................					1,293.5

Local currency
Notes (Bonds)	2,50% - 7,25%	USD	—	2027 - 2066	19,130.9
CRA - Agribusiness Receivables Certificates	10,61% - 13,90%	BRL	IPCA - CDI	2028 - 2065	2,309.8
Revolving credit	4.01%	EUR	EURIBOR	2026	50.2
Revolving credit	5,51% - 5,70%	AUD	BBSW	2028	295.0
Livestock financing	13.51%	BRL	CDI	2027	205.1
Rural credit	9.00%	BRL	0	2035	12.0
Working Capital	2,89% - 6,20%	EUR	EURIBOR	2026 - 2032	45.5
Debentures	12.55%	BRL	IPCA	2036	75.7
Others	3,23% - 8,08%	Several	Several	Several	190.6
Total local currency.....................................................					22,314.8
Total..............................................................................					23,608.4
Breakdown:
Current loans and financings					1,421.4
Non-current loans and financings					22,187.0
Total..............................................................................					23,608.4
(*) Balances classified as current which have their maturities between October 2026 and September 30, 2027.

The table below sets forth the payment schedule of our consolidated loans and financing in the total amount of US$23,608.4 million, as of September 30, 2026:

	As of September 30, 2026
	(in millions of US$)	(%)

Total current.....................................................................................................	1,421.4	6.0%
2027....................................................................................................................	12.6	0.1%
2028....................................................................................................................	417.5	1.8%
2029....................................................................................................................	658.4	2.8%
2030....................................................................................................................	126.9	0.5%
2031....................................................................................................................	1,413.4	6.0%
After 2031...........................................................................................................	19,558.1	82.8%
Total non-current.............................................................................................	22,187.0	94.0%
Total...................................................................................................................	23,608.4	100.0%
Certain of our indebtedness is secured or guaranteed by the following: (1) receivables and inventories; (2) letters of credit; (3) guarantees by parent companies or subsidiaries; and (4) mortgages and liens on real estate, equipment and other items.
For a description of the material debt agreements of JBS N.V. and its subsidiaries, see “—Description of Material Indebtedness” below.
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
Our capital expenditures for the nine-month period ended September 30, 2026 totaled US$1,739.2 million in cash used in the purchase of property, plant and equipment, of which 46% were investments in facilities and 54% were investments in capacity expansion.
The source of cash for our capital expenditures generally tends to be our own operating cash flows.
Description of Material Indebtedness
The following summarizes our material indebtedness as of the date of this Quarterly Report, unless otherwise noted.

Fixed-Rate Notes
We have the following series of fixed-rate debt securities in the international capital markets as of September 30, 2026.

Security	Outstanding Principal Amount	Final Maturity
(in millions)

JBS 2.500% Notes due 2027 (1)	US$106.0	July 2027
JBS 3.000% Notes due 2029 (1)	US$600.0	February 2029
JBS 3.750% Notes due 2031 (1)	US$493.0	December 2031
JBS 3.625% Sustainability-Linked Notes due 2032 (1)	US$968.8	January 2032
JBS 3.000% Sustainability-Linked Notes due 2032 (1)	US$1,000.0	May 2032
JBS 5.750% Notes due 2033 (1)	US$1,661.7	April 2033
JBS 6.750% Notes due 2034 (1)	US$307.0	March 2034
JBS 5.950% Notes due 2035 (1)	US$1,000.0	April 2035
JBS 5.500% Notes due 2036 (1)	US$1,250.0	January 2036
JBS 5.625% Notes due 2037 (2)	US$1,500.0	March 2037
JBS 4.375% Notes due 2052 (1)	US$900.0	February 2052
JBS 6.500% Notes due 2052 (1)	US$1,548.0	December 2052
JBS 7.250% Notes due 2053 (1)	US$900.0	November 2053
JBS 6.375% Notes due 2055 (1)	US$750.0	February 2055
JBS 6.250% Notes due 2056 (1)	US$1,250.0	March 2056
JBS 6.400% Notes due 2057 (2)	US$1,000.0	May 2057
JBS 6.375% Notes due 2066 (1)	US$1,000.0	April 2066
PPC 4.250% Sustainability-Linked Notes due 2031 (3)	US$796.2	April 2031
PPC 3.500% Notes due 2032 (3)	US$889.6	March 2032
PPC 6.250% Notes due 2033 (3)	US$672.5	July 2033
PPC 6.875% Notes due 2034 (3)	US$500.0	May 2034
PPC 4.750% Notes due 2034 (4)	US$569.6	January 2034
______________
(1) On November 19, 2025, JBS USA, JBS N.V. and Regions Bank, as trustee, entered into supplemental indentures to each of the respective indentures governing these notes. Pursuant to each supplemental indenture, (i) JBS USA was substituted as a co-issuer by JBS N.V. and JBS N.V. became a co-issuer of these notes and (ii) JBS S.A., JBS Global Luxembourg S.à r.l. and JBS Global Meat Holdings Pty Limited were released as parent guarantors of these notes, in each case, in accordance with the terms and conditions of the applicable indentures governing these notes. As a result, JBS S.A. was released from its obligations as a guarantor under the indentures, and JBS N.V. became the successor co-issuer under these notes, and has succeeded JBS S.A. as the registrant under these notes. In addition, JBS N.V., together with JBS USA Foods Group Holdings and JBS USA Food Company Holdings, became liable for all obligations under the indentures and these notes. Therefore, as of September 30, 2026, the issuers of these notes were JBS N.V., JBS USA Foods Group Holdings and JBS USA Food Company Holdings.
(2) These notes were co-issued by JBS N.V., JBS USA Foods Group Holdings and JBS USA Food Company Holdings.
(3) These notes were issued by PPC and are guaranteed by Pilgrim’s Pride Corporation of West Virginia, Inc., Gold’n Plump Poultry, LLC, Gold’n Plump Farms, LLC, and JFC LLC.
(4) These notes were co-issued by PPC and its wholly-owned subsidiary Pilgrim’s Europe Finance PLC.
The indentures governing these notes contain negative covenants that limit JBS N.V. or PPC, as applicable, and their respective significant restricted subsidiaries that guarantee these notes from creating liens on Principal Property (as defined in the applicable indentures governing each series of notes) to secure debt and entering into certain sale and leaseback transactions. In addition, the indentures governing these notes restrict JBS N.V.’s or PPC’s, as applicable, ability to merge, consolidate, sell or otherwise dispose of all or substantially all of their respective assets. These covenants are subject to certain exceptions and qualifications, including that as of the date of this Quarterly Report, there are no Principal Properties. For more information about these covenants and the indentures governing each series of these notes, see Exhibits 2.2 through 2.56 to our Form 20-F and Exhibits 4.1 through 4.2 to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the SEC on August 10, 2026 (our “Second Quarter Form 10-Q”). We are currently in compliance with the covenants under the indentures governing our notes.
In addition, holders of the 5.625% Notes due 2037 and the 6.400% Notes due 2057 (the “144A/Regulation S Notes”), co-issued by JBS N.V., JBS USA Foods Group Holdings and JBS USA Food Company Holdings, benefit from registration rights set forth in a registration rights agreement entered into by JBS N.V. on April 13, 2026, pursuant to which JBS N.V. agreed to use its commercially reasonable efforts to consummate exchange offers (the "Exchange Offers") within 365 days of entering into such registration rights agreement to allow holders of such series of notes to exchange their notes for the same principal amount of registered exchange notes. For more information about this registration rights agreement, see Exhibit 4.3 to our Second Quarter Form 10-Q. A registration statement on Form F-4 relating to the Exchange Offer (the “Exchange Offer Registration Statement”) was filed with the SEC on October 16, 2026 and became effective on October 22, 2026. On October 22, 2026, the co-issuers launched the Exchange Offers. The Exchange Offers will expire at 5:00 p.m., New York City time, on November 20, 2026, unless extended by the co-issuers. Holders of the 144A/Regulation S Notes may withdraw tenders of such notes at any time prior to the expiration date. The Exchange Offer Registration Statement shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in connection with the Exchange Offer in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction. This Quarterly Report shall not constitute an offer to sell or the solicitation of an offer to buy any securities in connection with the Exchange Offer Registration Statement.
Sustainability-Linked Bonds
As described above, we have issued three series of fixed-rate sustainability-linked debt securities in the international capital markets, as follows:
•JBS USA’s 3.625% Sustainability-Linked Notes due January 2032 in an aggregate principal amount of US$968.8 million;
•JBS USA’s 3.000% Sustainability-Linked Notes due May 2032 in an aggregate principal amount of US$1,000.0 million; and
•PPC’s 4.250% Sustainability-Linked Notes due April 2031 in an aggregate principal amount of US$796.2 million.
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
JBS USA’s 3.625% Sustainability-Linked Notes due January 2032
Under the terms of JBS USA’s 3.625% Sustainability-Linked Notes due January 2032, JBS S.A. established a sustainability performance target under its Sustainability-Linked Framework adopted in June 2021 (the “JBS S.A. June 2021 Sustainability-Linked Framework”) to reduce its Global Greenhouse Gas Emissions Intensity by 16.364% by December 31, 2025, based on linear annual improvements against the 2019 baseline year. Failure to satisfy this target would have resulted in an increase of 25 basis points in the interest payable on the notes from and including January 15, 2027 to and including the maturity date of January 15, 2032. JBS S.A. achieved this sustainability performance target as of December 31, 2025 and provided confirmation thereof to the trustee, together with a related confirmation by an external verifier, within the established deadline. Accordingly, the 25 basis point interest rate increase was not applied. For more information about the JBS S.A. June 2021 Sustainability-Linked Framework, including the sustainability performance target, see “Item 4. Information on the Company—B. Business Overview—Climate Change Reduction Goals—Sustainability-Linked Frameworks—JBS S.A. June 2021 Sustainability-Linked Framework” in our Form 20-F.
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
PPC’s 4.250% Sustainability-Linked Notes due April 2031
Under the terms of PPC’s 4.250% Sustainability-Linked Notes due April 2031, PPC established a sustainability performance target under its Sustainability-Linked Framework adopted in March 2021 (the “PPC Sustainability-Linked Framework”) to reduce its Global Greenhouse Gas Emissions Intensity by 17.679% by December 31, 2025, based on linear annual improvements against the 2019 baseline year. Failure to satisfy this target would have resulted in an increase of 25 basis points in the interest payable on the notes from and including October 15, 2026 to and including the maturity date of April 15, 2031.PPC achieved this sustainability performance target as of December 31, 2025 and provided confirmation thereof to the trustee, together with a related confirmation by an external verifier, within the established deadline. Accordingly, the 25 basis point interest rate increase was not applied. For more information about the PPC Sustainability-Linked Framework, including the sustainability performance target, see “Item 4. Information on the Company—B.

Business Overview—Climate Change Reduction Goals—Sustainability-Linked Frameworks—PPC Sustainability-Linked Framework” in our Form 20-F.

JBS Senior Unsecured Revolving Facility
On July 31, 2026, JBS N.V., JBS USA Food Company Holdings, JBS USA Foods Group Holdings, JBS Australia Pty Limited, JBS Food Canada ULC, JBS S.A. and Seara, as borrowers, entered into a sixth amendment to the JBS 2021 unsecured revolving credit facility (the “Sixth Amendment”) with Bank of Montreal, as administrative agent, and the lenders party thereto, amending and restating the prior 2021 facility (the “Amended JBS Senior Unsecured Revolving Facility Agreement”).
The Amended JBS Senior Unsecured Revolving Facility Agreement provides for a senior unsecured revolving credit facility (the “Revolving Facility”) in an aggregate principal commitment amount of up to US$2.65 billion with maturity in 2031, upsized from the prior facility’s US$1.5 billion commitment maturing in 2027. On October 8, 2026, the facility was further amended to increase the total commitment from US$2.65 billion to US$2.75 billion. The Revolving Facility is available in U.S. dollars and in certain other approved currencies. Extensions of credit under the Revolving Facility may be used for working capital, capital expenditures and other general corporate purposes. Interest on borrowings under the Amended JBS Senior Unsecured Revolving Facility Agreement will accrue and be payable, at the applicable borrower’s option, at an annual rate equal to the Term Secured Overnight Financing Rate (“Term SOFR”) or, in the case of borrowings in approved foreign currencies, the applicable benchmark rate for such currency plus applicable margins that are based on the corporate credit or family rating of JBS N.V. As of the date of this Quarterly Report, there are no outstanding borrowings under the Amended JBS Senior Unsecured Revolving Facility Agreement.
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
The Amended JBS Senior Unsecured Revolving Facility Agreement contains events of default customary for facilities of this type, including: non-payment of principal when due; non-payment of interest or other amounts after a five business day grace period; violation of covenants (subject to applicable grace periods); material inaccuracy of representations and warranties; cross payment default and cross-acceleration with respect to certain indebtedness; bankruptcy or other insolvency events; certain monetary judgments; ERISA events; and change of control. JBS is currently in compliance with the covenants under the Amended JBS Senior Unsecured Revolving Facility Agreement.
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

JBS USA Commercial Paper Program
On December 22, 2025, the issuers notified the other parties of the termination of the existing commercial paper program. On December 22, 2025, JBS N.V., JBS USA Foods Group Holdings and JBS USA Food Company Holdings launched a commercial paper program allowing the issuance of up to US$1.0 billion in aggregate principal amount of short-term, unsecured notes without registration under the Securities Act. As of September 30, 2026, there were no outstanding borrowings under the new commercial paper program.
PPC U.S. Credit Facility
On October 4, 2023, PPC and certain of PPC’s subsidiaries entered into a Revolving Syndicated Facility Agreement (the “PPC U.S. Credit Facility”) with CoBank, ACB as administrative agent and the other lenders party thereto. The PPC U.S. Credit Facility provides for a revolving loan commitment of up to US$850.0 million with a maturity on October 4, 2028. The PPC U.S. Credit Facility is unsecured and will be used for general corporate purposes. Outstanding borrowings under the PPC U.S. Credit Facility bear interest at a per annum rate equal to either the SOFR or the prime rate plus applicable margins based on PPC’s credit ratings. As of September 30, 2026, PPC had outstanding letters of credit and available borrowings under the PPC U.S. Credit Facility of US$3.8 million and US$846.2 million, respectively, and there were no outstanding borrowings under this agreement.
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
In September 2026, Seara completed the process of assuming the outstanding unsecured debentures issued by JBS S.A. backing Agribusiness Credit Receivable Certificates (“CRAs”), totaling US$ 1.1 billion in outstanding principal balance (as of September 30, 2026). Additionally, JBS S.A. and JBS N.V. have become guarantors of these debentures. As of September 30, 2026, there was no remaining outstanding principal balance of CRAs on the balance sheet of JBS S.A.

Seara
From October 2024 through June 2026, several series of CRAs representing rural financial product notes (Cédulas de Produto Rural Financeiras – “CPR-Financeiras”) issued by Seara and guaranteed by JBS S.A. were issued, with maturities ranging from 2029 until 2065. In September 2026, Seara completed the process of assuming the outstanding unsecured debentures issued by JBS S.A. backing CRAs, totaling US$ 1.1 billion in outstanding principal balance (as of September 30, 2026). Additionally, JBS S.A. and JBS N.V. have become guarantors of these debentures.
These issuances are denominated in Brazilian reais and bear interest at various rates. A larger part of these issuances has their principal amount adjusted according to the Brazilian inflation – IPCA (Índice Nacional de Preços ao Consumidor Amplo), with an annual average interest rate of 7.2% as of September 30, 2026, while a small portion is indexed to the Brazilian Interbank Deposit Rate (“CDI Rate”), with an annual interest rate of 0.3%. The remaining part is indexed to the U.S. dollar plus an annual average interest rate of 5.6% as of September 30, 2026. Seara used the net proceeds from the issuances of the rural financial product notes primarily to acquire raw materials, namely corn in natura, in the ordinary course of its business. As of September 30, 2026, the outstanding aggregate principal amount of these CRAs was US$2.5 billion. The agreements governing these CRAs contain customary covenants and events of default; however, they do not include any financial covenants.
Other Debt
For more information about our consolidated indebtedness, including our other, lower value debt instruments and facilities, see “—Contractual Obligations” below and note 16 to our unaudited interim financial information, which are included in Part I, Item I of this Quarterly Report, and note 16 to our audited financial statements, which are included in our Form 20-F.

Contractual Obligations
The following tables summarize our significant loans and financing, including estimated interest thereon, payables related to purchases of assets, finance lease obligations, operating lease obligations and other purchase obligations as of the dates indicated that have an impact on our liquidity.

	As of September 30, 2026
	Less than 1 year	Between 1 and 3 years	Between 4 and 5 years	More than 5 years	Total
	(in millions of US$)
Trade accounts payable and supply chain finance.................................................................................	7,177.3	0.0	0.0	0.0	7,177.3
Loans and financing............................................................	1,421.4	1,088.6	1,540.3	19,558.1	23,608.4
Estimated interest on loans and financing (1).....................	1,306.5	2,814.0	1,207.2	15,688.9	21,016.5
Derivatives liabilities...........................................................	148.3	55.2	0.0	0.0	203.5
Payments of leases...............................................................	378.4	600.9	392.8	853.5	2,225.6
Commodities and energy forward purchase contracts.........	250.4	15,952.4	8,216.4	1,427.8	25,847.0
______________
(1)Includes interest on all loans and financing outstanding. Payments are estimated for variable rate and variable term debt based on effective interest rates as of September 30, 2026. Payments in foreign currencies are estimated using the September 30, 2026 exchange rate.
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
Recent Accounting Pronouncements
Certain new and amended accounting standards and interpretations have been adopted by us and are described in note 2.2 to our unaudited interim financial information, which are included in Part I, Item I of this Quarterly Report, and note 2.5 to our audited financial statements, which are included in our Form 20-F.
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
Adjusted EBITDA is reconciled to our net income (loss) as follows:

	For the nine-month period ended September 30,		For the year ended December 31,
	2026	2025	2025	2024	2023

	(in millions of US$)

Net income (loss).........................................	334.3	1,794.8	2,229.8	1,967.6	(131.7)
Income taxes – current and deferred............	(51.5)	451.2	390.5	743.4	(128.0)
Share of profit of equity-accounted investees, net of tax.....................................	(3.3)	(15.0)	(16.9)	(2.9)	(9.5)
Net finance expense.....................................	1,318.6	976.1	1,556.3	1,669.8	1,353.4
Depreciation and amortization.....................	1,917.0	1,684.9	2,308.5	2,189.5	2,149.1
Antitrust agreements (a)..............................	157.8	143.7	182.3	253.7	102.5
Donations and social programs (b)..............	0.6	1.7	1.8	22.5	18.2
Impairment of assets (c)..............................	0.0	12.8	21.1	—	26.3
Restructuring (d)..........................................	20.1	23.8	33.4	95.6	52.2
Fiscal payments and installments (e)...........	11.8	2.4	2.4	81.8	—
Rio Grande do Sul claims (f).......................	—	—	—	19.3	—
Extemporaneous litigation (g).....................	—	—	20.7	61	—
Reversal of tax credits (h)............................	—	—	—	58.7	—
Avian influenza (i).......................................	—	13.1	17.1	—	—
Tax assessment notice (j).............................	—	—	43.2	—	—
Closure of plants (k)....................................	24.1	—	—	—	—
Other operating income (expense), net (l)...	14.4	26.5	41.2	32.0	25.5
Adjusted EBITDA.....................................	3,743.9	5,115.9	6,831.4	7,191.9	3,457.9

Adjusted EBITDA by segment:
Brazil...........................................................	578.1	666.9	955.1	965.0	469.3
Seara............................................................	1,080.3	1,140.1	1,553.4	1,538.6	364.5
Beef North America....................................	(346.9)	(375.1)	(319.5)	247.3	114.2
Pork USA.....................................................	427.8	719.1	898.9	1,071.2	526.9
Pilgrim’s Pride.............................................	1,415.0	2,247.7	2,804.5	2,703.4	1,536.0
Australia......................................................	561.2	699.4	916.0	664.3	454.7
Miscellaneous	n.a.	n.a.	23.0	3.5	(5.2)
Total reportable segments........................	3,715.5	5,098.1	6,831.4	7,193.2	3,460.4
All other segments.......................................	28.4	17.8	n.a	n.a	n.a
Eliminations.................................................	—	—	—	(1.3)	(2.6)
Adjusted EBITDA ....................................	3,743.9	5,115.9	6,831.4	7,191.9	3,457.9
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
(f) Refers to losses incurred in connection with claims related to the floods that occurred in the Brazilian State of Rio Grande do Sul.
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
JBS N.V. indirectly owns 100% of each of JBS USA Foods Group Holdings and JBS USA Food Company Holdings, which are holding subsidiaries of JBS N.V. with no operations of their own or assets (other than the equity interests of their respective direct subsidiaries). The Obligors’ ability to service their debt obligations, including the JBS USA Registered Notes, is dependent upon the earnings of their respective subsidiaries and such subsidiaries’ ability to distribute those earnings as dividends, loans or other payments to such Obligors. Under the terms of the indentures pursuant to which the JBS USA Registered Notes were issued, principal, accrued and unpaid interest and certain other obligations are due under the JBS USA Registered Notes in accordance with each such indenture. For more information about the terms and conditions of the JBS USA Registered Notes, see “Item 12. Description of Securities Other Than Equity Securities—A. Debt Securities—Description of the JBS USA Registered Notes.” in our Form 20-F. The JBS USA Registered Notes are

senior unsecured obligations and are effectively subordinated to the Obligors’ secured obligations to the extent of the value of the assets securing such obligations. The JBS USA Registered Notes are structurally subordinated to all existing and future debt and other liabilities, including trade payables, of each of JBS N.V.’s subsidiaries (other than the other Co-Issuers). Moreover, under the laws of the jurisdictions of organization of the Obligors, obligations under the JBS USA Registered Notes are subordinated to certain statutory preferences. In the event of any liquidation, bankruptcy, or judicial reorganization of such entities, such statutory preferences, including motions for restitution, post-petition claims, claims for salaries, wages, social security, taxes and court fees and expenses and claims secured by collateral, among others, will have preference and priority over any other claims, including any claims in respect of the Obligors under the JBS USA Registered Notes. For more information about these and other the factors that may affect payments to holders of the JBS USA Registered Notes, see “Item 3. Key Information—D. Risk Factors—Risks Relating to Our Debt and the JBS USA Registered Notes” in our Form 20-F.
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

The following summarized financial information sets forth our summarized statement of financial position data as of September 30, 2026 and December 31, 2025 and summarized statement of income data for the nine-month period ended September 30, 2026 and the year ended December 31, 2025.

	As of and for the nine-month period ended September 30, 2026	As of and for the year ended December 31, 2025

	(in millions of US$)
Statement of financial position data:
Current assets:
Due from non-obligor subsidiaries and related parties	460.7	431.5
Other current assets	2,885.3	2,761.9
Total current assets	3,346.1	3,193.3
Non-current assets:
Due from non-obligor subsidiaries and related parties	173.0	57.0
Other non-current assets	12,426.8	12,402.3
Total non-current assets	12,599.8	12,459.3
Current liabilities:
Due to non-obligor subsidiaries and related parties	104.0	98.0
Other current liabilities	2,732.9	2,067.5
Total current liabilities	2,836.9	2,165.5
Non-current liabilities:
Due to non-obligor subsidiaries and related parties	3,151.0	2,744.0
Other non-current liabilities	2,158.1	2,185.6
Total non-current liabilities	5,309.1	4,929.6

Statement of income data: (1)
Net revenue	11,505.3	14,218.5
Gross profit	1,471.7	2,112.5
Net income attributable to:
Company shareholders	3.3	440.3
Total net income	3.3	440.3
_______________
(1)     For the nine-month period ended September 30, 2026, net revenue, gross profit and net income (loss) includes US$1,733.9 million, US$25.5 million and US$16.8 million, respectively, of intercompany transactions with non-obligor subsidiaries and related parties. For the year ended December 31, 2025, net revenue, gross profit and net income (loss) includes US$1,451.6 million, US$154.9 million and US$102.3 million, respectively, of intercompany transactions with non-obligor subsidiaries and related parties.
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

For more information about our risk management, see note 25 to our unaudited interim financial information, which are included in Part I, Item I of this Quarterly Report, and note 27 to our audited financial statements, which are included in our Form 20-F.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Our chief executive officer and chief financial officer evaluated the effectiveness, as of September 30, 2026, of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Our management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures as of September 30, 2026 were not effective because of a material weakness in internal control over financial reporting. For additional information on this material weakness, see “Item 15. Controls and Procedures—B. Management’s Annual Report on Internal Control over Financial Reporting” in our Form 20-F.
Notwithstanding the material weakness mentioned above, our management, including our chief executive officer and our chief financial officer, has concluded that the our unaudited interim financial information, which are included elsewhere in this Quarterly Report, present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented, in accordance with the IAS 34 – Interim Financial Reporting, as issued by the IASB.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None of the JBS N.V.’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the fiscal quarter ended September 30, 2026.
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

Date: November 9, 2026	JBS N.V.

/s/ Gilberto Tomazoni
Name: Gilberto Tomazoni
Title: Executive Director and Global Chief Executive Officer

/s/ Guilherme Perboyre Cavalcanti
Name: Guilherme Perboyre Cavalcanti
Title: Global Chief Financial Officer and Investor Relations Officer